Form 10-K
period 2026-03-31
James Hardie Industries plc
filed 2026-05-19
CIK 1159152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 1-15240
JAMES HARDIE INDUSTRIES plc
(Exact name of Registrant as specified in its charter)

Ireland	98-0382260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)
1st Floor, Block A One Park Place Upper Hatch Street, Dublin 2 (Address of principal executive offices)	D02 FD79, Ireland (Zip Code)
Registrant’s telephone number, including area code: 353 1411 6924
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Ordinary shares, 0.59 Euro par value per share	JHX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐  Yes ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at September 30, 2025 (the last business day of the registrant’s second fiscal quarter) was approximately $11.1 billion based on the closing price of the registrant’s common stock as reported on the New York Stock Exchange on such date.
As of April 30, 2026, the registrant had 580,314,579 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual General Meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended March 31, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This annual report contains forward-looking statements, including within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) and/or the Australian Securities Exchange (“ASX”), in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “target,” “estimate,” “project,” “predict,” “forecast,” “guideline,” “aim,” “will,” “should,” “likely,” “continue,” “may,” “objective,” “outlook” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Examples of forward-looking statements include:
•statements about the future integration of AZEK, including its anticipated benefits and costs to achieve them;
•statements about the Company’s future performance;
•projections of the Company’s results of operations or financial condition;
•statements regarding the Company’s plans, objectives or goals, including those relating to strategies, initiatives, competition, acquisitions, dispositions and/or its products;
•expectations concerning the costs associated with the suspension or closure of operations at any of the Company’s plants and future plans with respect to any such plants;
•expectations concerning the costs associated with the significant capital expenditure projects at any of the Company’s plants and future plans with respect to any such projects;
•expectations regarding the extension or renewal of the Company’s credit facilities including changes to terms, covenants or ratios;
•expectations concerning dividend payments and share buy-backs;
•statements concerning the Company’s corporate and tax domiciles and structures and potential changes to them, including potential tax charges;
•statements regarding tax liabilities and related audits, reviews and proceedings;
•statements regarding the possible consequences and/or potential outcome of legal proceedings brought against us and the potential liabilities, if any, associated with such proceedings;
•expectations about the timing and amount of contributions to AICF, a special purpose fund for the compensation of proven Australian asbestos-related personal injury and death claims;
•statements regarding the Company’s ability to manage legal and regulatory matters (including, but not limited to, product liability, environmental, intellectual property and competition law matters) and to resolve any such pending legal and regulatory matters within current estimates and in anticipation of certain third-party recoveries; and
•statements about economic or housing market conditions in the regions in which we operate, including but not limited to, the levels of new home construction and home renovations, unemployment levels, changes in consumer income, changes or stability in housing values, the availability of mortgages and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates, and builder and consumer confidence.
Forward-looking statements are based on the Company’s current expectations, estimates and assumptions. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, those described in Part 1, Item 1A “Risk Factors” of this Annual Report.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update any forward-looking statements or information except as required by law.

PART I
ITEM 1. BUSINESS
Except as the context otherwise may require, references in this Annual Report on Form 10-K (this “Annual Report”) to “James Hardie,” the “James Hardie Group,” the “Company,” “JHI plc,” “we,” “our” or “us” refer to James Hardie Industries plc, together with its direct and indirect wholly owned subsidiaries as of the time relevant to the applicable reference.
The term “fiscal year” refers to our fiscal year ended March 31 of such year; the term “$” refers to US dollars; the term “A$” refers to Australian dollars; and the term “€” refers to Euros.
General
James Hardie Industries plc is a leading provider of exterior home and outdoor living solutions, serving the new home construction, repair and remodel and outdoor living markets. Our current primary geographic markets include the United States of America (“US,” “USA” or the “United States”), Australia and Europe. On July 1, 2025, we completed the acquisition of The AZEK Company Inc. ("AZEK"), an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, which has manufacturing and recycling facilities in the United States.
Our corporate domicile is in Ireland, and our registered office is located at 1st Floor, Block A, One Park Place, Upper Hatch Street, Dublin 2, D02 FD79, Ireland. The telephone number is +353 1411 6924 and our corporate website is www.jameshardie.com. We are registered at the Companies Registration Office of the Department of Jobs, Enterprise and Innovation in Dublin, Ireland under number 485719.
The SEC maintains a website at www.sec.gov, which contains reports and other information regarding issuers, including the Company, that file electronically with the SEC. In addition, such reports may be obtained, upon written request, from our company secretary at our corporate headquarters in Ireland or our Investor Relations department. We also make available free of charge through our investor relations website (ir.jameshardie.com.au) the Company’s SEC filings, including its Annual Reports on Form 10-K (or on Form 20-F, as applicable), Quarterly Reports on Form 10-Q (or Form 6-K, as applicable), Current Reports on Form 8-K (or Form 6-K, as applicable), and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Our CHESS Depositary Units of Foreign Securities (“CUFS”), which represent underlying shares of our ordinary shares, also referred to as our common stock, are also listed on the ASX, and we routinely make filings with the ASX. While our filings made with the ASX are often similar to the filings made with the SEC, they are not identical, and investors are encouraged to monitor both. We also use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, ASX filings, public conference calls and webcasts.
The contents of ASX filings and our websites and webcasts and information that can be accessed through them are not incorporated by reference into this Annual Report or in any other report or document we file with (or furnish to) the SEC, and any references to them are intended to be inactive textual references only.

Business and Growth Strategies
We are a leading provider of exterior home and outdoor living solutions, with a portfolio that includes fiber cement siding and trim, fiber gypsum interior walls and floors, and composite and PVC decking and railing products. Our products are engineered for beauty, durability and climate resilience, and include trusted brands like Hardie®, TimberTech®, AZEK® Exteriors, Versatex®, fermacell® and StruXure®. We have a global footprint; our portfolio is marketed and sold throughout North America, Europe, Australia and New Zealand.
Over our more than 135 year history, we have developed our reputation as a leader in our categories by leveraging our scaled and localized manufacturing footprint, research and development expertise, brand recognition and customer-focused team. Our strategy is to operate a scaled exterior building products platform by driving material conversion away from inferior products, expanding channel access, investing in sales and marketing to increase downstream conversion, and continually innovating with new product launches. We focus heavily on replacing traditional materials, such as wood and other lower-durability alternatives, with high-performance fiber cement and advanced composite and PVC solutions that offer durability, aesthetic flexibility, fire resistance, and reduced maintenance requirements to capitalize on secular growth trends driving material conversion. We also seek to grow by engaging and educating contractors, builders, architects, and homeowners on the design and performance benefits of our materials and their long-term value versus traditional alternatives.
We complement our focus on material conversion with disciplined channel expansion initiatives. We seek to deepen our relationships with national and regional builders, specialty dealers, home centers, and distribution partners. Expanding geographic reach, offering a wide variety of products, increasing shelf space, strengthening contractor loyalty programs, and improving service levels support broader penetration across channels and end-users. We support these initiatives through targeted sales and marketing investments aimed at driving downstream conversion by increasing brand awareness and specification pull-through among architects, builders, contractors, and homeowners. Another important component of our strategy is making the connection between the professional contractor and the consumer easier and more integrated. We aim to align demand generation with professional execution through integrated branding, coordinated merchandising, digital tools, and simplified product systems across our brands. By strengthening the link between consumer awareness and professional adoption, we seek to accelerate material conversion, enhance the customer experience, and drive professional contractor repeat usage across our portfolio.
New product development is another core driver of our strategic growth. We invest in differentiated fiber cement, fiber gypsum and advanced composite and PVC technologies, proprietary finishes, color systems, and complementary accessories that reinforce our leadership positions. Our innovation pipeline is designed to address evolving architectural trends, sustainability considerations, building codes, climate resilience, and ease-of-installation requirements, enabling us to serve a broader range of applications and price tiers while maintaining premium brand positioning. Our competitive advantages enable us to create award-winning products.
Operational excellence and disciplined capital allocation underpin our strategy. We leverage our scaled manufacturing footprint, procurement capabilities, and supply chain infrastructure to drive continuous improvement in safety, quality, and cost efficiency through the Hardie Operating System (“HOS”). We implement disciplined pricing strategies designed to reflect our products’ value, input costs and competitive dynamics while managing product mix and maintaining offerings across a range of price points to address varying customer needs. We prioritize high-return organic investments, pursue strategic acquisitions that strengthen our core and expand our exteriors platform, maintain a strong balance sheet, and target returns on invested capital above our cost of capital.

Business Segments and Products

Siding & Trim
Our Siding & Trim reportable segment manufactures fiber cement and PVC siding and trim products, as well as mouldings, interior linings, and accessories in the United States. These products are sold in the United States and Canada under the Hardie, AZEK Exteriors, and Versatex brands and are used in both residential new construction and repair and remodel applications.

Our fiber cement building materials include a wide range of products for both exterior and interior use across a variety of applications. Exterior applications include siding, cladding, trim, and soffit, while interior applications include walls, floors, and ceilings. The largest application for fiber cement building products is exterior siding in the residential building industry. While certain products are tailored to specific markets, our core fiber cement products, including planks and flat panels, are sold across the markets in which we operate.
Our fiber cement products are based on a proprietary technology platform that enables us to produce thicker yet lighter-weight fiber cement products that are generally easier to handle than many traditional building materials. Compared to masonry construction, fiber cement is lightweight, physically flexible, and can be cut using commonly available tools, making it suitable for a broad range of architectural styles and construction types, including timber and steel-framed structures. Our fiber cement products are noncombustible, providing an added level of protection in fire-prone environments. We believe our fiber cement products provide durability and performance advantages over certain competing materials, including resistance to moisture, fire, impact, and termites compared to natural and engineered wood products. Our products are designed to offer aesthetics comparable to materials such as wood and stucco while requiring less ongoing maintenance.

Our PVC trim products are manufactured using cellular polyvinyl chloride (PVC) and are designed for use in exterior building applications, including window and door trim, fascia, corner boards, and other architectural elements. PVC trim offers performance advantages compared to traditional wood trim, including resistance to moisture, fire, rot, insects, and splitting, as well as reduced maintenance requirements. These products are often installed alongside exterior siding and other cladding materials and are used in both new construction and repair and remodel applications.

We sell our siding and trim products primarily through a network of specialty building products distributors, lumberyards, and home improvement retailers to professional contractors, builders, and remodelers. Demand for these products is influenced by residential construction activity, repair and remodeling spending, and broader secular growth trends toward durable, low-maintenance exterior building materials. Our products compete primarily with wood, vinyl, stucco, masonry, and other engineered exterior building materials. Competitive factors include product durability and performance, aesthetics, ease of installation, brand recognition, availability through distribution partners, and overall installed cost. We believe our siding and trim offerings benefit from strong brand recognition and loyalty, established customer relationships across channels, and a reputation for performance in exterior applications.

Deck, Rail & Accessories
Our Deck, Rail & Accessories reportable segment manufactures decking, railing, cladding, pergolas, cabanas and related accessories in the United States; these products are primarily sold in the United States and Canada under our TimberTech brand.
We offer a diverse portfolio of industry-leading wood-alternative decking products and are one of the only decking manufacturers to offer both capped wood composite and advanced PVC decking products. Our decking products transform consumers’ outdoor areas into aesthetically appealing spaces, while reducing lifetime maintenance costs as compared to those made with traditional materials. These high-quality, innovative products include a broad range of design options and distinguishing features, such as cascading or variegated tones to emulate the natural look and finish of wood. Our products are long lasting, climate resilient and often a more cost-effective alternative over time than products made of traditional materials such as wood, which can fade quickly, require frequent sanding, staining and maintenance and are prone to rot, splinter and crack.
We operate our business in a manner that is centered on sustainability, with our FULL-CIRCLE strategy spanning the entire value chain - from design and sourcing to manufacturing - using recycled plastic, wood and scrap materials to create a more circular future. Leveraging our unique position as both a recycler and manufacturer, we repurpose hundreds of millions of pounds of landfill-bound waste annually and are working toward a goal of one billion pounds per year.
Our railing solutions enable consumers to enhance outdoor living spaces with durable, low-maintenance composite, PVC, aluminum and steel railing products, which we offer through our TimberTech, ULTRALOX® and INTEX® brands. Compared with traditional materials such as wood, our railing products are designed to reduce ongoing maintenance requirements by minimizing issues such as warping, corrosion and deterioration over time. Our railing portfolio is available in a broad range of colors, finishes and styles, including traditional, modern and minimalist designs, and we offer a wide selection of infill options, such as composite and aluminum balusters, cable rails and glass panel kits. Our aluminum and steel railing products are engineered to provide strength and durability while maintaining streamlined designs that allow for unobstructed views, particularly when paired with glass or cable infill options. Our railing products are highly customizable and are designed to complement our decking product lines while also serving a broader stand-alone market, including decks constructed from traditional materials and certain commercial applications.

To complement our railing solutions and further expand our outdoor living offerings, we provide a range of functional and decorative accessories, including drink rails, structural mounting posts, lighting systems and gate kits. In addition, through our StruXure pergola systems, we offer adjustable louvered pergolas and related outdoor structures that allow homeowners and commercial customers to create adaptable outdoor environments with integrated shade, lighting and climate control features.

Australia & New Zealand
Our Australia & New Zealand reportable segment includes fiber cement products manufactured in Australia and sold in Australia and New Zealand, primarily under the Hardie brand, with the residential building industry representing the principal market.

Our fiber cement portfolio is structured around residential and commercial building markets, with applications spanning the building envelope and interior fit‑out. In residential construction, fiber cement is used across exterior cladding, interior wall linings, flooring, eaves and soffits, supporting durability, design flexibility and low‑maintenance performance. In commercial and multi‑residential projects, applications extend to façade systems, fire‑ and acoustic‑rated wall solutions, and pre‑cladding and weather barrier systems, addressing regulatory compliance and performance requirements. Across both markets, fiber cement is positioned as a versatile material suited to a wide range of building applications under Australian and New Zealand conditions.

Europe
Our Europe reportable segment includes fiber gypsum products and cement bonded boards manufactured in Europe, and sold under the fermacell brand, and fiber cement products manufactured in the United States that are sold in Europe under the Hardie brand.

Our fiber cement building products are used in both residential and commercial building applications in the form of exterior siding, soffits and interior tile underlayment for walls and floors. Our fiber gypsum and cement-bonded boards are sold in the residential repair and remodel, commercial and residential new construction markets and used mainly for interior applications such as dry lining walls, walls in timber frame buildings, dry lining projects and flooring solutions. In flooring, we have launched several new products and solutions in the recent past such as fermacellTM Therm 25TM, fermacellTM pumpable leveling compound or the new fermacellTM Therm glue. These innovations help to simplify and to speed up the building process both in R&R and new construction. In addition, our cement-bonded boards are used in exterior and industrial applications as well as for fire protection.

We believe our fiber gypsum products offer superior stability, fire safety and sound insulation properties compared to engineered wood and gypsum plaster boards. Furthermore, we believe our fiber gypsum flooring solutions offer superior handling properties, especially in the modernization of existing buildings, compared to wet screed solutions.

Competition
In North America, our products compete with a variety of materials used in residential and commercial exterior construction. Our primary competition consists of wood products, which represent a substantial majority of decking and railing sales and a significant portion of exterior siding and trim applications, as measured by linear feet. Many conventional lumber suppliers with which we compete have long-established relationships within the building and construction industry and offer widely accepted products.

In our siding and exterior products businesses, we also compete with manufacturers of alternative cladding materials, including vinyl siding, engineered wood siding, traditional wood siding and other exterior building materials. We also compete with other fiber cement siding manufacturers.

In addition to wood and other exterior cladding materials, our deck, rail and accessories business competes with manufacturers of wood-alternative decking and railing products.

Competition across our product categories is based on a variety of factors, including product performance, durability, aesthetics, price, ease of installation, brand reputation and the strength of distribution relationships.
In Australia and New Zealand, our products compete with a range of materials used in residential exterior and interior construction. Primary competition includes traditional masonry (brick) and render systems, alternative lightweight cladding materials such as timber and metal, and imported fiber cement products.
Across all product categories, competition is driven by a combination of factors including product performance and durability, compliance with local building codes and sustainability requirements, aesthetic flexibility, total installed cost, ease and speed of installation, brand reputation, and the strength of distribution, specification and installer relationships. In many segments, supplier capability to provide technical support, system solutions and consistency at scale is an increasingly important differentiator.
In Europe, competition for our fiber cement products includes timber based products as well as other manufacturers of fiber cement and tiles. Competition for our fiber gypsum solutions includes traditional plaster boards, OSB boards and wet screed. Competition is based on aesthetics, durability, pricing, fire safety performance and sound insulation properties.
We believe we can continue to increase our market share from our competing products through targeted marketing programs designed to educate distributors, builders, contractors, installers and homeowners on our brands and the performance, design and cost advantages of some of our products.

Research & Development; Intellectual Property
We pioneered the successful development of cellulose reinforced fiber cement and, since the early-1980s, have progressively introduced products developed as a result of our proprietary product formulation and process technology. The introduction of differentiated products is one of the core components of our global business strategy to support our growth and address evolving consumer needs. This product differentiation strategy is supported by our continued investment in research and development (“R&D”) activities.
We view investment in R&D as one of the key strategic elements for sustaining our existing product leadership position, by providing a continuous pipeline of innovative new products and technologies with sustainable performance and unique design advantages over our competitors. Further, through our investments in new process technology or by modifying existing process technology, we aim to continue reducing our capital and operating costs and to find new ways to manufacture existing and new products. As such, we are committed to continuing to invest in our R&D capabilities.
We rely on trademark and service mark protection to protect our brands, and we have registered or applied to register many of these trademarks and service marks. Our principal trademarks are Hardie, TimberTech, AZEK®, AZEK Exteriors, Versatex, fermacell and StruXure. Our current patent portfolio is based mainly on fiber cement compositions, associated manufacturing processes and the resulting products. Our non-patented technical intellectual property consists primarily of our operating and manufacturing know-how and raw material and operating equipment specifications, all of which are maintained as trade secret information. We have enhanced our abilities to effectively create, manage and utilize our intellectual property and have implemented a strategy that increasingly uses patenting and trade secret protection to protect and increase our competitive advantage.
In addition, we have a variety of industrial, commercial and financial contracts relating to our proprietary manufacturing processes. While we are dependent on the competitive advantage that these items provide as a whole, we are not dependent on any one of them individually and do not consider any one of them individually to be material. We do not materially rely on intellectual property licensed from any outside third parties. However, we cannot ensure that our intellectual property and other proprietary information will be protected in all cases. In addition, if our R&D efforts fail to generate new, innovative products or processes, our overall profit margins may decrease and demand for our products may decline. See “Item1A – Risk Factors” in this Annual Report.
Customers and Distribution
In North America, we sell our products for repair and remodel and new residential construction through a combination of distributors, dealers and lumberyards. When sales are made to distributors, the distributor then sells these products to dealers or lumberyards. Our dealers typically exhibit high brand loyalty and are incentivized to maximize their purchases to earn early buy discounts and annual volume rebates. Contractors purchase our products through dealers and retailers. We believe contractors are typically loyal to brands and products they trust because their reputations are often connected to the quality of the products they install and they are a direct point of contact for consumers to provide feedback. We consider the needs of and feedback from contractors in designing and manufacturing new products, and we invest in our relationships with these contractors as we believe they significantly influence decisions regarding material and brand selection for the types of products we produce. We allocate significant sales force resources to support our dealers, and we believe our strong relationships with dealers and contractors are driven by the trust and reliability that we have generated through product innovation, superior quality and performance and the continuing support that we offer. Our interior fiber cement products are typically sold through large home center retailers and specialist distributors or dealers. Our products are distributed across North America primarily by road and, to a lesser extent, by rail.

In Australia and New Zealand, our products servicing the new construction and repair and remodel markets are sold primarily through a combination of distributors and buying groups. The physical distribution of our product in each country is primarily by road or sea transport.
In Europe, both new construction and repair and remodel products are primarily sold to builder’s merchants and DIY type stores. These customers then sell the products to applicators such as dry liners, timber frame companies, smaller applicators and end consumers. Our products are distributed across Europe primarily by road and rail and, to a lesser extent, by sea transport.
Despite the fact that distributors and dealers are generally our direct customers, we also aim to increase primary demand for our products by marketing our products directly to homeowners, architects and builders and building contractors. We encourage them to specify and install our products because of the quality and craftsmanship of our products.
Operations
We operate manufacturing facilities throughout the US, Europe and Australia. We continually strive to maintain an efficient supply chain and locate our facilities near established transportation networks, allowing us to distribute our products into key markets, while also providing easy access to key raw materials. Our versatile, process-oriented manufacturing operations are built on a foundation of extensive material and processing development. Our proprietary production technologies, material blending proficiency and range of extrusion capabilities enable innovation and facilitate expansion of our product offerings. We have deep experience working with multiple technologies that enable us to provide some of the industry’s most attractive visuals through advanced streaking and multi-color technologies. Our manufacturing footprint includes 32 active manufacturing and recycling facilities, and we have made significant investments in people, processes and systems to increase our manufacturing scale and productivity.
We have integrated manufacturing operations and differentiated technical expertise in producing and utilizing recycled materials primarily in our TimberTech and AZEK Exteriors products. We are dedicated to investing in and expanding our recycling capability in order to increase the use of recycled materials in our manufacturing processes.
Sales and Marketing
We offer our customers support through a specialized sales force and customer service infrastructure in North America, Australia, New Zealand and Europe. Our sales organization is primarily focused on generating downstream demand with homeowners and other consumers, contractors, architects and builders as well as maintaining relationships with and educating influencers. We believe our downstream investments accelerate material conversion in our product categories, strengthen our position in the pro channel and enhance our retail presence.
Our customer service infrastructure includes inbound customer service support coordinated nationally in each country, and is complemented by outbound telemarketing capability. Within each regional market, we provide sales and marketing support to building products dealers and lumberyards and also provide support directly to the customers of these distribution channels, principally homebuilders and building contractors.
We maintain dedicated regional sales management teams in our major sales territories who maintain relationships with national and other major accounts. Our various sales forces, which in some instances manage specific product categories, include skilled trades people who provide on-site technical advice and assistance.
We maintain comprehensive marketing campaigns using various media in support of our brands, targeted towards growing our dealer base, as well as acquisition and engagement of customer groups such as architects, builders, remodelers, contractors and consumers. We continue to invest in our marketing organization and prioritize demand generation and brand building amongst consumer and pro audiences. Our premium brand positioning, diverse digital strategy, consistent media presence and experiences drive increased engagement with a variety of customer groups as well as affinity among consumer and professional influencers. Our digital platform facilitates the consumer journey from inspiration and design to installation. The experience educates consumers on the benefits of our products versus traditional materials, utilizes digital visualization tools to allow consumers to re-imagine their outdoor living spaces and directly connects users to pre-qualified local contractors and dealers. We utilize and provide samples to consumers as part of our strategy to drive demand. We also participate in a wide range of other marketing, promotional and public relations activities to increase brand awareness to consumers. These campaigns include media coverage and features in design, lifestyle, and specialty publications, as well as print advertising in brand-relevant publications. We enjoy strong preference for our products among professional contractors, who typically purchase our products at dealers, and we are investing in improved merchandising at pro locations and retailers as the majority of consumers include visits to home improvement locations as they research decking and outdoor living projects. These consumer engagement strategies are focused on creating additional brand differentiation, pull-through demand and accelerating our growth.
We also provide frequent demonstrations, education, product training and other sales and loyalty initiatives to help drive awareness, reinforce key selling points and installation best practices. We operate in-person and virtual classes to educate distributors, dealers, contractors, architects and builders via classroom tutorials, hands-on sessions and plant tours. In addition, through our customer loyalty programs, we seek to secure preferred brand status with contractors by providing them with marketing tools, leads and various other rewards in connection with increased purchases of our products. We believe these efforts strengthen our brand and consumer journey because many buying decisions involve input from both the contractor and consumer, with consumers frequently relying on contractor recommendations.
Raw Materials
The principal raw materials used in the manufacture of our fiber cement products are cellulose fiber (wood-based pulp), silica (sand), Portland cement and water. The key raw materials used in the manufacture of our fiber gypsum products are gypsum, recycled paper and water. The primary raw materials used in our deck and rail products are various petrochemical resins, including polyethylene, PVC resins, recycled polyethylene and PVC material, waste wood fiber and aluminum.
We have established supplier relationships for all of our raw materials across the various markets in which we operate, and we have supply agreements and plans in place to navigate challenges in the supply environment. The purchase price of these raw materials and other materials can fluctuate depending on the supply-demand situation at any given point in time. Although we do not rely on any single supplier for the majority of our raw materials, we do obtain certain raw materials from a single or a limited number of suppliers. In particular, we rely on a single supplier for certain critical capped compounds used in our decking and railing products. If one or more suppliers were unable to satisfy our requirements for particular raw materials, we could experience a disruption to our operations as alternative suppliers are identified and qualified and new supply arrangements are entered into.
To reduce the effect of both price fluctuations and supply interruptions, we enter into contracts with qualified suppliers and work towards continuous internal improvements in both our products and manufacturing processes.

Seasonality
Our business experiences some seasonality. Demand for our products can be affected by activity levels in the repair and remodel and new construction markets, which often can be impacted by the weather. We have experienced lower levels of sales, primarily in our Deck, Railing & Accessories segment, during our third and fourth fiscal quarters due to normal seasonal patterns in certain geographic areas, which typically reduces the construction activity in the winter.
Human Capital
Our Global Workforce

As of March 31, 2026, the Company employed approximately 7,500 people, of which approximately 27% were located outside the United States. Of the total number of people employed, approximately 816 employees have their employment conditions determined by collective agreements negotiated with labor unions (approximately 709 and 107 employees in Europe and Australia, respectively). Under European law, employees that are part of a collective agreement are not required to inform their employer if they are a member of a labor union. In Australia, it is a matter of individual choice whether an employee in a collective agreement is a member of a union. As such, it is possible that some of our employees covered by collective agreements in Europe and Australia may not be members of a union. In accordance with Australian law, we do not keep records of union membership. In Europe, we believe that we have a satisfactory relationship with these unions and there are currently no ongoing labor disputes. In Australia, we are presently engaged in renegotiations of our collective agreement, and our interactions with the unions representing our employees have become more active as part of this process. There are no ongoing labor disputes in Australia. We currently have no employees who are members of a union in the United States.

Health, Safety and Well-Being

Safety is embedded in our global corporate culture through our Zero Harm practices and philosophy in Hardie Manufacturing Operating System and our commitment to continuous improvement. We consider safety everyone’s responsibility and work diligently 24/7 to ensure the protection of our people and those who use or interact with our products. We believe that every incident is preventable, and we work toward Zero Harm through a focus on safe people, safe places and safe systems.

Well-being is valued and integrated into every aspect of our business, empowering our people to thrive inside and outside of James Hardie. BuildWell cultivates a culture of well-being, where employees are supported with education, resources and opportunities for their physical, mental, social and financial well-being. BuildWell is tailored to the specific needs of employees in different regions.

Talent & Development

We believe our people are our strongest asset and we strive to attract and retain high-performing talent. In fiscal year 2026, we continued to grow our People Strategy, which follows the ONEHardie framework, showing our dedication to our people, creating a winning culture and upholding our values: Starts & Ends With the Customer; Honor Our Commitments, Collaborate for Greatness, Do the Right Thing, Be Bold and Progressive and Embrace our Diversity. Anchored in three core pillars — Organizational Agility, Great Talent, and Winning Culture — our approach aligns human capital priorities with business outcomes, ensuring we attract, retain, and develop the talent necessary to sustain competitive advantage. We continue to invest in training and development programs like Grow@Hardie, Rise@Hardie and James Hardie University, as well as our global Zero Harm initiative that reinforces our belief that every incident is preventable through education and changing behaviors.

Workplace Culture

Inclusion and belonging are foundational to our culture and our business. We support many Employee Resource Groups (“ERGs”) which provide specialized programs that increase cultural awareness, engagement and retention. Our ERGs are initiated and led by employees, sponsored by an executive champion and open to all our employees.

We routinely solicit input, listen, and take action on employee feedback. Through our employee engagement survey, Hardie Heartbeat, we are able to get a pulse on the sentiment of employees throughout the entire organization, which enables us to prioritize initiatives that reflect employee needs and can help us drive progress on culture, communication, and performance.

Compensation & Benefits

We are committed to investing in a total rewards program to attract, retain and motivate our employees. We compensate our employees according to our fair remuneration policies and also provide competitive benefit packages that promote the health of our employees and their families. These benefits, which vary by region, include retirement plans, health insurance, health savings and flexible spending accounts, wellness programs, vacation, leave of absence, employee assistance programs, a 401(k) match and our employee stock purchase plan.
Governmental Regulation
James Hardie Industries plc is a “public limited company,” incorporated and existing under the laws of Ireland. As an Irish plc, we are governed by the Irish Companies Act 2014 and are also subject to all applicable European Union level legislation. We also operate under the regulatory requirements of numerous jurisdictions and organizations, including the ASX, Australian Securities and Investments Commission (“ASIC”), the New York Stock Exchange (“NYSE”), the SEC, the Irish Takeover Panel and various other federal, state, local and foreign rulemaking bodies. Additional information concerning legal and regulatory matters is set forth under Part 1, Item 1A “Risk Factors” of this Annual Report.
Environmental Laws and Regulations, Health, Safety, and Security

Our Environmental, Health, Safety, and Security (“EHS&S”) Policy outlines our management programs and expectations throughout our operations and businesses. We manage operational hazards, risks, and security to provide workplaces that are safe and healthy for our employees, visitors, contractors, customers, and the communities in which we operate. We train our employees, so they have the awareness, knowledge and skills to work in a safe and environmentally responsible manner. We are continually reviewing and improving our EHS&S performance through ongoing training, objectives and management systems.
Our operations and properties are subject to extensive and frequently changing federal, state, local and foreign environmental protection, health and safety laws, regulations and ordinances governing activities and operations that may have adverse environmental effects. As it relates to our operations, regulated material, including wastewater and air emissions, may be produced at some of our manufacturing plants. The wastewater produced from our manufacturing plants is internally recycled and reused before eventually being discharged to publicly owned treatment works, a process which is monitored by us, as well as by regulators. In addition, we actively monitor air emissions and other regulated materials produced by our plants to ensure compliance with the various environmental regulations under which we operate. We are also subject to permitting requirements under environmental, health and safety laws and regulations applicable in the jurisdictions in which we operate. Those requirements obligate us to obtain permits from one or more governmental agencies in order to conduct our operations. We believe we comply in all material respects with environmental laws and regulations and possess the permits required to operate our manufacturing and other facilities.

Some environmental laws provide that a current or previous owner or operator of real property may be liable for the costs of investigation, removal or remediation of certain regulated materials on, under, or in that property or other impacted properties. In addition, persons who arrange, or are deemed to have arranged, for the disposal or treatment of certain regulated materials may also be liable for the costs of investigation, removal or remediation of the regulated materials at the disposal or treatment site, regardless of whether the affected site is owned or operated by such person. Environmental laws often impose liability whether or not the owner, operator, transporter or arranger knew of, or was responsible for, the presence of such regulated materials. Also, third parties may make claims against owners or operators of properties for personal injuries, property damage and/or for clean-up associated with releases of certain regulated materials pursuant to applicable environmental laws and common law tort theories, including strict liability.
In the past, we have received notices of alleged discharges in excess of our water and air permit limits. In each case, and in compliance with our Environmental Policy, we have addressed the concerns raised in those notices, in part, through enhanced administrative controls and/or capital expenditures intended to prevent future discharges in excess of permitted levels and, on occasion, the payment of minor associated fines.
Environmental compliance costs in the future will depend, in part, on continued oversight of operations, on the nature and extent of our operations and manufacturing activities, regulatory developments and future requirements that cannot presently be predicted.
Agreement with Asbestos Injuries Compensation Fund
Prior to 1987, ABN 60 Pty Limited (formerly James Hardie Industries Limited, then the ultimate parent company of the James Hardie Group) (“ABN 60”) and two of its former subsidiaries, Amaca Pty Limited (“Amaca”) and Amaba Pty Limited (“Amaba”) (collectively, the “Former James Hardie Companies”), manufactured products in Australia that contained asbestos. The manufacture and sale of these products has resulted in liabilities for the Former James Hardie Companies in Australia.
In 2006, we entered into the Amended and Restated Final Funding Agreement (“AFFA”) to provide long-term funding to Asbestos Injuries Compensation Fund (“AICF”) for the compensation of proven Australian-related personal injuries for which the Former James Hardie Companies are found liable. AICF, an independent trust, subsequently assumed ownership of the Former James Hardie Companies. We do not own AICF, however, we are entitled to appoint three directors, including the Chairman, and the New South Wales (“NSW”) Government is entitled to appoint two directors.
Under the terms of the AFFA, James Hardie 117 Pty Ltd (the “Performing Subsidiary”) makes annual payments to AICF. The amount of these annual payments is dependent on several factors, including our free cash flow (as defined in the AFFA), actuarial estimations, actual claims paid, operating expenses of AICF, changes in the AUD/USD exchange rate and the annual cash flow cap. For additional information on our payments to AICF, consolidation of AICF and asbestos-related assets and liabilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Agreement with Asbestos Injuries Compensation Fund” and Note 1 in the Notes to Consolidated Financial Statements.
Exchange Controls
The European Union (“EU”) has imposed financial sanctions on a number of governments, entities, groups and individuals throughout the world in furtherance of the EU’s common foreign and security policy. Ireland has given effect to these sanctions through the implementation of regulations and statutory instruments. The United States has imposed similar sanctions. We do not have any subsidiaries located in countries with imposed financial sanctions by the EU or the United States. In addition, we do not conduct business or other revenue-generating activities contrary to any such sanctions.

Except for restrictions contained in the regulations or statutory instruments referred to above, there are no legislative or other legal provisions currently in force in Ireland or arising under our Memorandum of Association or Articles of Association restricting the import or export of capital, including the availability of cash and cash equivalents for use by JHI plc and its wholly owned subsidiaries, or remittances to our security holders not resident in Ireland. In addition, except for restrictions contained in the regulations or statutory instruments referred to above, cash dividends payable in US dollars on our common stock or Australian dollars on our CUFS may be officially transferred from Ireland and converted into any other convertible currency.
There are no limitations, either by Irish law or in our Memorandum of Association or Articles of Association, on the right of non-residents of Ireland to hold or vote our common stock.

ITEM 1A. RISK FACTORS

Our business, operations and financial condition are subject to various risks and uncertainties. We have described below significant factors that may adversely affect our business, operations, financial performance and condition or industry. Readers should be aware that the occurrence of any of the events described in these risk factors, elsewhere in or incorporated by reference into this Annual Report, and other events that we have not predicted or assessed, could have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

Business and Operational Risks

Our business is dependent on the residential and commercial construction markets.

Demand for our products depends in large part on the residential construction markets, in particular with respect to outdoor living spaces and home exteriors, and, to a lesser extent, on commercial construction markets. The level of activity in residential construction markets depends on residential repair and remodeling projects and new housing starts, which are a function of many factors outside our control and which we cannot predict, including general economic conditions, the availability of financing, regulatory changes, mortgage and other interest rates, inflation, household income and wage growth, unemployment, the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, demographic trends, gross domestic product growth and consumer confidence in each of the countries and regions in which we operate.

Any slowdown in the markets we serve would likely result in decreased demand for our products generally or alter the mix of product sales, either of which could cause us to experience decreased sales and operating income. In addition, deterioration or continued weaknesses in general economic conditions, such as higher interest rates, high levels of unemployment, restrictive lending practices, restrictive covenants, heightened regulation and increased foreclosures, could have a material adverse effect on our business, financial position, liquidity, results of operations and cash flows.

We operate in a competitive business environment, and increased competition in the building products industry or our inability to compete effectively could materially adversely affect our business.

Competition in the building products industry is based largely on price, quality, performance, service and brand recognition. Our products compete with products manufactured from natural and engineered wood, vinyl, stucco, masonry, brick, gypsum and other materials, as well as fiber cement and fiber gypsum products offered by other manufacturers. Some of our competitors, including those resulting from consolidation by industry participants, may have greater product diversity, greater financial and other resources, and better access to raw materials than we do and, among other factors, may be less affected by reductions in margins resulting from price competition. In addition, we generally do not have long-term, guaranteed contracts with our customers. Accordingly, any failure to compete effectively, including as a result of the various factors described above, could cause our customers to rapidly decrease or cease purchasing our products. Any of these factors could have a material adverse effect on our business, financial position, liquidity, results of operations and cash flows.

We may experience adverse fluctuations in the availability, quality and cost of raw materials and energy necessary to our business, which could have a material adverse effect on our business.

Our products are made from a variety of raw materials, principally cellulose fiber (wood-based pulp), silica, cement, water, various petrochemical resins, including polyethylene and PVC resins, recycled polyethylene and PVC material, waste paper and gypsum. The availability, quality and cost of such raw materials are critical to our operations. Price fluctuations, significant cost inflation, or material delays have occurred and may occur in the future due to lack of raw materials, suppliers, or supply chain disruptions, including resulting from geopolitical conflicts, such as the current conflict among the United States, Israel and Iran, extreme weather events and global economic uncertainty. Our contracts with key suppliers are typically short term in nature, with terms generally ranging from one to three years. We do not rely on any single supplier for the majority of our raw materials. To reduce the risk of disruption we attempt to source from multiple suppliers, maintain inventory buffers within the supply chain, qualify substitute materials, and ensure suppliers have capability to produce in multiple locations. However, we do rely on a single supplier for certain critical capped compounds used in our decking and railing products. We do not currently have arrangements in place for a redundant or second-source supply for those compounds. The loss or deterioration of our relationship with a major or key supplier, an increase in demand by third parties for a particular supplier’s products or materials, delays in obtaining materials, or significant increases in fuel and energy costs could have a material adverse effect on us.

Additionally, we have periodically increased, and expect to continue to increase, the use of recycled polyethylene, PVC, aluminum and other material in our products, and we have also increased our production of finished goods utilizing such materials. As we increase our use of such materials and introduce new materials into our manufacturing processes, we may be unable to obtain adequate quantities of such raw materials in a timely manner, on favorable terms or at all.

We seek to mitigate the effects of increases in raw material costs by broadening our supplier base, increasing our use of recycled material and scrap, reducing waste and exploring options for material substitution and by increasing prices; however, we may not be able to recover the cost increases through corresponding increases in the prices of our products or other mitigating actions. Even if we are able to implement mitigating actions and/or increase prices over time, we may not be able to take such actions or increase prices as rapidly as our costs increase. If we are unable to, or experience a delay in our ability to, recover such increases in our costs, our gross profit will suffer. In addition, increases in the price of our products to compensate for increased costs of raw materials may reduce demand for our products and adversely affect our competitive position as compared to products made of other materials that are not affected by changes in the price of our raw materials. As a result, we may experience a material adverse effect on our business, financial position, liquidity, results of operations and cash flows.

Our business would suffer if we do not effectively manage our manufacturing processes, including adjusting production to meet demand, integrating new manufacturing facilities, realigning manufacturing facilities, achieving cost-savings initiatives and successfully introducing new technologies and products.

We continually review our manufacturing operations in an effort to achieve increased manufacturing efficiencies, to integrate new technologies and to address changes in our product lines and customer demand. Periodic manufacturing integrations, realignments and cost-savings programs and other changes have adversely affected, and could in the future adversely affect, our operating efficiency and results of operations during the periods in which such programs are being implemented. These programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. Our ability to achieve cost savings or other benefits within the time frames we anticipate is subject to many estimates and assumptions, a number of which are subject to significant economic, competitive and other uncertainties, and we cannot be certain we will realize the benefits when anticipated or at all. If we experience production delays, interruptions or inefficiencies, a deterioration in the quality of our products or other complications in managing changes to our manufacturing processes, including those that are designed to increase capacity, enhance efficiencies and reduce costs or that relate to new products or technologies, our manufacturing efficiency, product quality, inventory availability and reputation could suffer and our business, financial condition and results of operations could be materially and adversely affected.

We also face risks in starting up new manufacturing facilities, including with respect to expanding our overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce our operating results. There can be no assurance that any expansion or realignment project will be operational on the timeline or contribute the incremental production capacity or fulfill such other purpose that we anticipate, and we cannot guarantee that any such facility will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects. Any such adverse outcome could materially adversely affect our business, financial position, liquidity, results of operations and cash flows.

Our business could be adversely affected if we fail to maintain product quality and product performance at an acceptable cost or if we incur significant losses, increased costs or harm to our reputation or brand as a result of product liability claims, excessive warranty obligations or product recalls.

We must produce high-quality products at acceptable manufacturing costs and yields. If we are unable to maintain the quality and performance of our products at acceptable costs, our brands, the acceptance of our products and our results of operations would suffer. As we regularly modify and expand our product lines and introduce changes to our manufacturing processes or incorporate new raw materials, we may encounter unanticipated issues with product quality. While we engage in product testing in an effort to identify and address any product quality issues before we introduce products to market, unanticipated product quality or performance issues may be identified after a product has been introduced and sold.

We provide various warranties on our products. Management estimates warranty reserves, based on factors such as historical warranty costs and short- and long-term warranty trends by product line, and considers various relevant factors, including, but not limited to, our stated warranty policies and procedures, as part of the evaluation of our warranty liability. Because warranty issues may surface later in the life cycle of a product, management continues to review these estimates on a regular basis and considers adjustments to these estimates based on actual experience compared to historical estimates. Estimating the required warranty reserves requires a high level of judgment, especially for products that are at a relatively early stage in their product life cycles, and we cannot be sure that our warranty reserves will be adequate for all warranty claims that arise.

We may also have to recall and/or replace defective products, which would also result in adverse publicity and loss of sales, and would result in us incurring costs connected with the recall, which could be material. Any losses not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. Real or perceived quality issues, including, but not limited to, those arising in connection with product liability lawsuits, warranty claims, especially in excess of our reserves, or recalls, could also result in adverse publicity, which could harm our brand and reputation and could otherwise materially adversely affect our business, financial position, liquidity, results of operations and cash flows.

Changes to US or other countries’ immigration and labor policies, trade policies and tariff and import/export regulations or failure to comply with such regulations may have an adverse effect on our business, financial condition and results of operations.

Housing construction and home remodeling in the countries where we operate are highly dependent on a skilled workforce comprised of both domestic and immigrant labor. Changes to a country’s immigration and labor policies, both internal and multilateral, affect both labor quality and availability, which in turn limits our customers’ operational capacity. Changes in this operational capacity may result in an impact on a country’s available market size from year to year, and therefore the size of our addressable markets and demand for our products.

Changes in trade policies and regulations, including trade restrictions, tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions, by the United States government or other countries’ governments, could require changes to our conduct of business, adversely affect our margins and our relationships with customers, vendors and associates and otherwise adversely affect our business, financial condition and results of operations. Such changes may increase the complexity of compliance with applicable trade regulations and increase the risk that a failure to comply with such regulations would have an adverse effect on our business, financial condition and results of operations.

US tariffs and the potential escalation of trade disputes could adversely affect our revenue and expenses. The extent and duration of the tariffs and their impact on general economic conditions and on our business are uncertain and depend on various factors, such as the outcome of any negotiations between the United States government and governments of affected countries, the responses of other countries to actions taken by the United States and any exemptions or exclusions that may be granted, as well as decisions by US and/or non-US courts. Further, actions taken to adapt to new tariffs or trade restrictions may require us to modify our operations, which could be time-consuming and expensive.

Our sales and results of operations may suffer if we do not maintain our relationships with, forecast the demand of and make timely deliveries to our key distributors or other customers.

Our sales and results of operations depend upon our ability to maintain our relationships with our network of distributors and dealers. We had one customer who contributed over 10% of net sales in each of the past three fiscal years. Our largest customer accounted for approximately 11% of our net sales for the year ended March 31, 2026. While we have long-standing business relationships with many of our key distributors and our distribution arrangements often require or incentivize exclusive relationships with respect to certain products within certain geographies, these contracts typically permit the distributor to terminate for convenience on several months’ notice. If we do not forecast and plan production effectively, if we experience delays in our ability to manufacture products, or if we fail to provide product offerings at price points that meet the needs of distributors and dealers and that they perceive to be competitive with other products, distributors and dealers may seek alternative products, including those of our competitors and our sales could suffer.

In addition, mergers or acquisitions involving our distributors or dealers and one of our competitors, or a distributor or dealer with a relationship with one of our competitors, could decrease or eliminate purchases of our product by that distributor or dealer. If a key distributor or dealer were to terminate its relationship with us or reduce purchases of our products, we may not be able to replace that relationship with a relationship with a new distributor or dealer in a timely manner or at all. In addition, any such new relationship may take time to develop and may not be as favorable to us as the relationship it is replacing. The loss of, or a reduction in orders from, any significant distributor or dealer, may have a material adverse effect on our business, financial position, liquidity, results of operations and cash flows.

Severe weather, natural disasters and climate change could have an adverse effect on our overall business.

Natural disasters and widespread adverse climate changes that directly impact our plants, other facilities or suppliers could materially adversely affect our manufacturing or other operations and, thereby, harm our overall financial position, liquidity, results of operations and cash flows.

Additionally, we rely on a continuous and uninterrupted supply of electric power, water and, in some cases, natural gas, as well as the availability of water, waste and emissions discharge facilities. Any future shortages or curtailments could significantly disrupt our operations and increase our expenses. While our insurance includes coverage for certain “business interruption” losses (i.e., lost profits) and for certain “service interruption” losses, any losses in excess of the insurance policy’s coverage limits or any losses not covered by the terms of the insurance policy could have a material adverse effect on our financial condition. Any future material and sustained interruptions in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers or obtain new customers and could result in lost revenue, any of which could have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

Our quarterly operating results may fluctuate as a result of seasonality, changes in weather conditions, inventory recalibration in our channel and changes in product mix.

Certain of our products, in particular our outdoor living products, have experienced moderately higher levels of sales in the fourth fiscal quarter of the year as a result of our “early buy” sales and extended payment terms typically available during that quarter. Our sales of such products are also generally impacted by the number of days in a quarter or a year that contractors and other professionals are able to install them. We have generally experienced lower levels of sales of outdoor living products during the third fiscal quarter due to adverse weather conditions in certain geographic areas, which typically reduce the construction and renovation activity during the winter season. Adverse weather conditions, including the increased occurrence or strength of extreme weather events caused by climate change or otherwise, may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products. These conditions may shift sales to subsequent reporting periods or decrease overall sales, given the limited outdoor construction season in many locations. These factors can cause our operating results to fluctuate on a quarterly basis.

Our operating results may also fluctuate due to changes in the quantity and type of inventory held from time to time in our distribution channel by our distributors and dealers, especially during periods of increased economic volatility and uncertainty. Demand signals and inventory recalibration decisions across our channel can become magnified as they move up the channel to us, potentially resulting in larger demand fluctuations for us than we are able to forecast. Such fluctuations can result in us having to increase or decrease our manufacturing output quickly, and we cannot be sure that we would be able to respond to such fluctuations at the appropriate time or in the appropriate manner, and our short-term results of operations may be negatively impacted. In addition, changes in the mix of products sold can affect our operating results. We sell products at different prices, composed of different materials and involving varying levels of manufacturing complexity. Changes in the mix of products sold from period to period may affect our average selling price, cost of sales and gross margins.

We may fail to identify, manage, and complete acquisitions and subsequent integrations (including the integration of AZEK), divestitures, and other significant transactions, and we may be materially adversely impacted as a result.

We may seek to acquire other businesses or products or to enter into other strategic transactions. We may not be able to consummate such transactions on acceptable terms or at all. Such transactions may involve a number of risks, including those relating to identifying acceptable candidates; obtaining financing; the diversion of management’s attention; entering new sectors; integrating acquisitions or implementing strategic transactions without substantial costs, delays or other problems; unexpected liabilities; the failure of the business, product or relationship to perform as well as anticipated; the loss of key employees or customers; possible adverse effects on our operating results, particularly during the first several reporting periods after the transaction; and impairment of goodwill. For example, the integration of AZEK into our business is ongoing, and we may not achieve our synergy and other targets. Also, the AZEK integration has required and will continue to require significant management attention, diverting the attention of management from other areas of our business and operations.

In addition, financing acquisitions or other strategic transactions could result in significant increases in our outstanding indebtedness or could involve the issuance of preferred stock or common stock that would be dilutive to existing shareholders. Incurring additional debt may result in higher debt service and a requirement to comply with financial and other covenants, in addition to those contained in our credit agreements and indentures (“Credit Agreements”), including potential restrictions on future acquisitions, strategic transactions and distributions. Funding such transactions with our existing cash would reduce our liquidity.

We may in the future divest certain assets or businesses that no longer fit with our strategic direction or growth targets. Divestitures also involve significant risks and uncertainties, including, without limitation: inability to find potential buyers on favorable terms; failure to effectively transfer liabilities, contracts, facilities and employees to buyers; requirements that we retain or indemnify buyers against certain liabilities and obligations; the possibility that we will become subject to third-party claims arising out of such divestiture; challenges in identifying and separating the intellectual property, systems and data to be divested from the intellectual property, systems and data that we wish to retain; inability to reduce fixed costs previously associated with the divested assets or business; and disruption of our ongoing business and distraction of management. Any of these risks could have a material adverse effect on our business, financial condition or results of operations.

Increases in labor costs, potential labor disputes and work stoppages could adversely affect our business.

An increase in labor costs, work stoppages or disruptions at our facilities or those of our suppliers or transportation service providers, or other labor disruptions, could decrease our sales and increase our expenses. In addition, although our North American employees are not represented by a union, our labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks.

We have begun implementing the use of certain artificial intelligence tools within our business. Artificial intelligence is an emerging technology, and while it is intended to improve efficiency or provide other benefits, these outcomes are not guaranteed. The use of artificial intelligence technologies presents certain risks such as the potential for bias, hallucinations, miscalculations, data errors or other unintended consequences and may unintentionally compromise confidential or sensitive information, put our intellectual property at risk, and increase our exposure to claims related to data privacy management or intellectual property infringement. It is possible that the artificial intelligence tools we use may negatively affect our reputation, disrupt our operations, or have a material adverse impact on our financial results.

Geopolitical unrest and armed conflicts may cause economic conditions in the United States or abroad to deteriorate and exacerbate certain risks we face.

The current conflicts in the Middle East, including the conflict between the United States, Israel and Iran, and Russia/Ukraine have created substantial uncertainty in the global political and economic landscapes. While we have no operations in the Middle East, Russia or Ukraine, we continue to monitor and respond to any adverse impact that such events may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, these and similar conflicts have resulted in, and may in the future result in, increased inflation, escalating energy and commodity prices and constrained availability, and thus increasing costs, of raw materials and freight. The cost of oil and oil-derived raw materials is especially sensitive to these conflicts, and a significant portion of our raw materials are derived from oil. Such conflicts and related events may also have the effect of heightening many of the other risks described in this Annual Report, such as those relating to our supply chain, volatility in prices of raw materials, scrap and other inputs, cybersecurity, demand for our products and market conditions, any of which could negatively affect our business, financial condition, results of operations or cash flows.

Financial Risks

Because we have operations and financial obligations outside the United States and report our earnings in US dollars, unfavorable fluctuations in currency values and exchange rates could have a material adverse effect on our business.

Because our reporting currency is the US dollar, our non-US operations, including two of our reportable segments, face the additional risk of fluctuating currency values and exchange rates. Consequently, changes in the value of foreign currencies (principally Australian dollars, New Zealand dollars, Euros, UK pounds and Canadian dollars) could have a material adverse effect on our business, results of operations and financial condition. Such operations may also face hard currency shortages and controls on currency exchange. We evaluate and consider foreign exchange risk mitigation and have historically taken, and may in the future take actions such as entering into contracts that require payment in local currency, hedging transactional risk, where appropriate, and having non-US operations borrow in local currencies. There can be no assurance that we will be successful in these mitigation strategies, or that fluctuation in foreign currencies and other foreign exchange risks will not have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

In addition, annual payments pursuant to the AFFA are required to be made to AICF in Australian dollars and include calculations based on various estimates that are denominated in Australian dollars. To the extent that our future obligations exceed Australian dollar cash flows from our Australian operations and to the extent we do not hedge this foreign exchange exposure, we will need to convert US dollars or other foreign currency into Australian dollars in order to meet our obligations pursuant to the AFFA. In addition, because our results of operations are reported in US dollars and the asbestos liability is based on estimated payments denominated in Australian dollars, fluctuations in the AUD/USD exchange rate may cause unpredictable volatility in our reported results.

Our indebtedness could materially adversely affect our financial condition, including if we are not able to generate sufficient cash to service all of our indebtedness.

As of March 31, 2026, our total indebtedness was $4,567.2 million and, as described below, we may incur more debt. Our indebtedness could have important consequences, including limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements; requiring us to dedicate a substantial portion of our cash flows to debt service payments instead of other purposes; increasing our vulnerability to general adverse economic and industry conditions; exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest; limiting our flexibility in planning for and reacting to changes in the industry in which we compete and placing us at a disadvantage compared to other, less leveraged competitors; and increasing our cost of borrowing.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors, some of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreements restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our financial condition and results of operations. If we cannot make scheduled payments on our debt, we will be in default, and the lenders under the Credit Agreements could accelerate the debt, terminate their commitments to loan money, and/or foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

The terms of the Credit Agreements may restrict our current and future operations, including our ability to respond to changes or to take certain actions.

The Credit Agreements contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest. The restrictive covenants under the Credit Agreements include, among others, restrictions on our ability to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem our capital stock; prepay, redeem or repurchase indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell assets or property, except in certain circumstances; incur liens; enter into transactions with affiliates; modify or waive certain material agreements in a manner that is adverse in any material respect to the lenders; and make fundamental changes in our business, corporate structure or capital structure, including, among other things, entering into mergers, acquisitions, consolidations and other business combinations or selling all or substantially all of our assets. As a result of these restrictions, we may be: limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to grow in accordance with our strategy, compete effectively or to take advantage of new business opportunities.

A breach of the covenants or restrictions under the Credit Agreements could result in an event of default. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreements would permit the lenders to terminate all commitments to extend further credit under such facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Agreements, those lenders under each facility could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders were to accelerate the repayment of our indebtedness, we and our subsidiaries may not have sufficient assets to repay that indebtedness. In exacerbated or prolonged circumstances, one or more of these events could result in our bankruptcy or liquidation.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

A significant amount of our indebtedness is subject to variable rates of interest, which exposes us to interest rate risk. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We mitigate interest rate risk by entering into interest rate swaps, floating to fixed. We currently have a $1,000.0 million floating-for-fixed rate swap maturing June 2028. Assuming our unsecured revolving credit facility (the “Revolving Credit Facility”) was fully drawn with our term loans, net of our interest rate swap, each one percentage point change in interest rates would result in a $25 million change in annual cash interest expense.
Legal and Regulatory Risks

Our ability to sell our products is influenced by legislation and regulations such as local building codes or federal standards which may hinder our ability to compete effectively in certain markets and to increase or maintain our current market share for our products.

Most countries, states and localities in the markets in which we sell our products maintain building codes, standards, ordinances and regulations that affect both the building materials that may be purchased or used and the methods of constructing homes and buildings for which our products are intended. Our products may not qualify under building codes, standards, ordinances or regulations in certain markets or for certain applications, preventing or limiting our customers’ purchase and use of our products and limiting our ability to sell our products in those markets. In addition, ordinances and codes may change over time and any such changes may, from the time they are implemented, prospectively limit or prevent the use of our products, causing us to lose sales in those markets. For example, recent regulatory trends in certain jurisdictions have increased the stringency of requirements related to: (i) fire-resistance and ignition resistance, which may include stricter limitations on the use of combustible or polymer-based materials in certain fire-rated assemblies or Wildland Urban Interface (“WUI”) zones; (ii) building envelope performance, including energy efficiency, continuous insulation, and moisture management; and (iii) assembly-level fire testing for exterior wall systems. Compliance with these evolving standards may require us to conduct additional product testing, modify our product formulations, or obtain new third-party certifications and evaluation reports. If our products or recommended installation systems do not satisfy new or changed requirements, or if there are delays in obtaining necessary approvals or certifications, we could experience reduced demand, be disadvantaged relative to competing materials, or be excluded from certain markets or project types. Further, the raw material, utility and labor inputs for manufacturing our products are subject to environmental, safety, labor, and/or import/export regulations that can adversely affect both the cost and/or the availability of our products. Although we track and monitor current and proposed building codes, standards, ordinances and regulations in the markets in which we sell or plan to sell our products and, when appropriate, become involved in the relevant rule making or legislative processes, our efforts may be ineffective, which could have a material adverse effect on our financial condition, liquidity, results of operations and cash flows.

We may incur significant costs, including capital expenditures, in complying with applicable environmental and health and safety laws and regulations.

In each jurisdiction, we are subject to environmental, health and safety laws and regulations. Under these laws and regulations, we may be held jointly and severally responsible for the remediation of regulated materials at our or our predecessors’ past or present facilities and at third-party waste disposal sites. We may also be held liable for any claims, penalties or fines arising out of human exposure to regulated materials, other environmental damage, including damage to natural resources, or our failure to comply with applicable environmental regulations.

Many of our products contain crystalline silica, which can be released in a respirable form in connection with the manufacturing of our fiber cement products or while cutting our fiber cement products during installation or demolition. Respirable crystalline silica is classified as a carcinogen by certain governmental entities and is associated with certain lung diseases, including silicosis, which have been the subject of tort litigation.

Many jurisdictions, including the United States, the E.U., Australia and New Zealand, have adopted or are considering adopting regulations that significantly reduce the occupational exposure limit to respirable crystalline silica, as well as introducing more stringent regulations on the processing of materials containing crystalline silica and imposing additional training, employee medical surveillance and exposure monitoring and recordkeeping requirements. It is possible that these regulations could have additional impacts on our business as a result of further increased compliance efforts and associated costs, if any, for our manufacturing operations, as well as those of our business partners (e.g., suppliers, home builders, distributors, installers, etc.); and, as such, the rule changes may possibly have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

It is possible that one or more of our manufacturing facilities could be required to close, either temporarily or permanently, if found to be non-compliant with environmental, health or safety regulations. The costs of complying with environmental and health and safety laws relating to our operations or the liabilities arising from our failure to comply may result in us making future expenditures that could have a material adverse effect on our financial position, liquidity, results of operations and cash flows. In addition, we cannot make any assurances that the laws currently in place that directly or indirectly relate to environmental or health and safety liability will not change. Such changes could have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

Our business operations could suffer if we fail to adequately protect our intellectual property rights, and we may experience claims by third parties that we are violating their intellectual property rights.

Our success depends, in part, on the proprietary nature of our technology, including non-patentable intellectual property, such as our process technology. To the extent that a competitor is able to reproduce or otherwise capitalize on our technology, it may be difficult, expensive or impossible for us to obtain adequate legal or equitable relief. Also, the laws of some foreign countries may not protect our intellectual property to the same extent as do the laws of the United States. In addition to patent protection of intellectual property rights, we consider elements of our product designs and processes to be proprietary and confidential and/or trade secrets. To safeguard our confidential information, we rely on employee, consultant and vendor nondisclosure agreements and contractual provisions and a system of internal and technical safeguards to protect our proprietary information. However, any of our registered or unregistered intellectual property rights may be subject to challenge or possibly exploited by others in the industry, which could materially adversely affect our financial position, liquidity, results of operations, cash flows and competitive position.

In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. Any such claim, even if it is without merit, could be expensive and time-consuming to defend and could divert the time and attention of our management. An intellectual property claim against us that is successful could cause us to cease making or selling products that incorporate the disputed intellectual property, require us to redesign our products, which may not be feasible or cost effective, and require us to enter into costly royalty or licensing arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Cybersecurity risks related to the technology used in our operations, including security and data privacy incidents involving company, customer, employee, or vendor systems or information, could result in a major disruption or failure of our information technology systems, which could adversely affect our business and operations.

We rely on information systems to run most aspects of our business, including manufacturing, sales and distribution, raw material procurement, accounting and managing data and records for employees and other parties. Like other large business organizations, we face numerous and evolving cybersecurity risks of increasing scale and volume.

We have made and continue to make significant investments to continuously improve and maintain our cybersecurity program processes, procedures and controls, including careful design, implementation, updating, and internal and independent third-party assessments. Our efforts focus on continuously protecting, detecting, responding to, addressing, managing and enhancing the security of our information systems, software, networks, and other digital assets. Our systems and facilities, as well as those of third parties with which we do business, are targeted by those seeking to gain unauthorized access to technology systems and may be vulnerable to security breaches, cyber-attacks, phishing schemes targeting identities, employee theft or misconduct, malware infections, misplaced or lost data, programming and/or human errors or other similar events. Network, system, identity and data breaches could result in misappropriation of sensitive data or significant operational disruptions, including interruption to systems availability and denial of access to and misuse of applications required by our customers and/or suppliers to conduct business with us. In addition, misuse of internal applications, theft of intellectual property, trade secrets, or other corporate assets, and inappropriate disclosure of confidential information could stem from such incidents. Theft of personal or other confidential data and sensitive proprietary information could also occur as a result of a breach in cybersecurity, exposing us to costs and liabilities associated with privacy and data security laws in the jurisdictions in which we operate. Although we strive to have appropriate security controls in place, prevention of all computer security incidents cannot be assured.

Any security incident involving the misappropriation, loss or other unauthorized disclosure of our confidential information, whether by us or by third parties with which we do business, could result in losses, regulatory penalties, damage to our reputation, risk of litigation, significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. We may be required to expend additional resources to continue to enhance our security measures or to investigate and remediate any security vulnerabilities.

Privacy and data security concerns and regulation could result in additional costs and liabilities.

As a global organization, we are subject to various regulations regarding privacy, data protection and data security, including among others those set forth in the European Economic Area’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act (“CCPA”), and the California Privacy Rights Act (“CPRA”). Laws such as the GDPR, CCPA, and CPRA regulate and place limitations on the collection, processing, storing, sharing, and transfer of personal and customer data and impose substantial penalties for non-compliance. Our efforts to comply with GDPR, CCPA, and the CPRA and other privacy and data protection laws increase compliance complexity and related costs, with such complexities and costs likely to increase over time. We could also incur costs, penalties, reputational harm, or litigation expenses due to any violations of existing or future data privacy laws and regulations.

As a result of the loss of our foreign private issuer status, we are considered a US domestic issuer and are no longer able to avail ourselves of the reduced disclosure requirements and other regulatory accommodations applicable to foreign private issuers.

We no longer qualify as a foreign private issuer under the Exchange Act, and, effective April 1, 2026, we are considered a US domestic issuer. As a foreign private issuer, we were exempt from certain rules under the Exchange Act and were not required to file periodic reports and financial statements with the SEC as frequently or as promptly as US domestic issuers, or to comply with Regulation FD, which restricts the selective disclosure of material non-public information. In addition, we were exempt from certain disclosure and procedural requirements applicable to proxy solicitations under Section 14 of the Exchange Act.

In addition to continuing to comply with the rules and regulations of the ASX, we are now required to file periodic and current reports with the SEC as if we were a company incorporated in the US and comply with the other rules and regulations applicable to US domestic issuers, including those described above, which, among other things, have resulted in and will likely continue to result in increased compliance and reporting complexity and costs, diversion of management attention and difficulty satisfying various shareholder and regulator expectations across jurisdictions. Failure to comply with such additional rules and regulations now applicable to us or our inability to communicate effectively to our various external stakeholders could result in material adverse effects on our business, reputation, results of operations and financial condition.

Asbestos-Related Risks

Our wholly-owned Australian Performing Subsidiary is required to make payments to a special purpose fund that provides compensation for Australian asbestos-related personal injury and death claims, which could materially adversely affect our financial position, liquidity, results of operations and cash flows.

In 2006, JHI plc, AICF, the NSW Government and the Performing Subsidiary entered into the AFFA to provide long-term funding to AICF, a special purpose fund that provides compensation for Australian asbestos-related personal injury and death claims for which the Former James Hardie Companies are found liable. As a result of our obligation to make payments under the AFFA, our funds available for operations, capital expenditures, debt repayments, or distributions have been, and will be, reduced by the amounts paid to AICF. Our obligation to make these payments could also affect or restrict our ability to access equity or debt capital markets and adversely affect our financial position, liquidity, results of operations and cash flows.

The amount of our funding obligation is based, in part, on actuarially determined, estimated future annual payments to be made by AICF to claimants on an undiscounted and uninflated basis. Future annual payments to AICF are based on updated actuarial assessments that are to be performed as of March 31 of each year to determine expected asbestos-related personal injury and death claims to be funded under the AFFA for the financial year in which the payment is made and the next two financial years. Estimates of actuarial liabilities are based on many assumptions, which may not prove to be correct, and which are subject to considerable uncertainty, since the ultimate number and cost of claims are subject to the outcome of events that have not yet occurred, including social, legal and medical developments, as well as future economic conditions. If future proven claims are more numerous or the liabilities arising from them are larger than that currently estimated, we may be required to increase our asbestos liability, which could have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

We may be subject to potential additional liabilities, such as claims for compensation or property remediation, because certain current and former companies of the James Hardie Group previously manufactured products that contained asbestos.

Prior to 1987, ABN 60, which is now owned and controlled by AICF, manufactured products in Australia that contained asbestos. In addition, prior to 1987, two former subsidiaries of ABN 60, Amaca and Amaba, which are now also owned and controlled by AICF, manufactured products in Australia that contained asbestos. ABN 60 also held shares in companies that manufactured asbestos-containing products in Indonesia and Malaysia, and held minority shareholdings in companies that conducted asbestos-mining operations based in Canada and Southern Africa. Former ABN 60 subsidiaries also exported asbestos-containing products to various countries. AICF is designed to provide compensation only for certain claims and to meet certain related expenses and liabilities, and legislation in New South Wales, Australia in connection with the AFFA seeks to defer all other claims against the Former James Hardie Companies. The funds contributed to AICF will not be available to meet any asbestos-related claims made outside Australia, or claims made arising from exposure to asbestos occurring outside Australia, or any claim for pure property loss or pure economic loss or remediation of property. In these circumstances, it is possible that persons with such excluded claims may seek to pursue those claims directly against us. Defending any such litigation could be costly and time consuming, and consequently, our financial position, liquidity, results of operations and cash flows could be materially adversely affected.

Prior to 1988, a New Zealand subsidiary in the James Hardie Group manufactured products in New Zealand that contained asbestos. In New Zealand, the majority of asbestos-related disease compensation claims are managed by the state-run Accident Compensation Corporation. Our New Zealand subsidiary that manufactured products that contained asbestos contributed financially to the Accident Compensation Corporation fund as required by law via payment of an annual levy while it carried on business. All decisions relating to the amount and allocation of payments to such claimants in New Zealand are made by the ACC in accordance with New Zealand law. The Injury Prevention, Rehabilitation and Compensation Act 2001 (NZ) bars compensatory damages for claims that are covered by the legislation which may be made against the Accident Compensation Corporation fund. However, we may be subject to potential liability if any of these claims are found not to be covered by the legislation and are later brought against us, and consequently, our financial position, liquidity, results of operations and cash flows could be materially adversely affected.

There is also a possibility that, despite certain covenants agreed to by the NSW Government in the AFFA, adverse action could be directed against us by one or more of the NSW Government, the government of the Commonwealth of Australia, governments of the other states or territories of Australia or any other governments, unions or union representative groups, or asbestos disease groups, with respect to the asbestos liabilities of the Former James Hardie Companies or other current and former companies of the James Hardie Group. Any such adverse action could materially adversely affect our financial position, liquidity, results of operations and cash flows.

The AFFA imposes certain non-monetary obligations.

Under the AFFA, we are also subject to certain non-monetary obligations that could prove onerous or otherwise materially adversely affect our ability to undertake proposed transactions. For example, the AFFA contains certain restrictions that generally prohibit us from undertaking transactions that would have a material adverse effect on the relative priority of AICF as a creditor, or that would materially impair our legal or financial capacity and that of the Performing Subsidiary, in each case such that we and the Performing Subsidiary would cease to be likely to be able to meet the funding obligations that would have arisen under the AFFA had the relevant transaction not occurred. Those restrictions apply to dividends and other distributions, reorganizations of, or dealings in, share capital which create or vest rights in such capital in third parties, and non-arm’s length transactions. While the AFFA contains certain exemptions from such restrictions (including, for example, exemptions for arm’s length dealings; transactions in the ordinary course of business; certain issuances of equity securities or bonds; and certain transactions provided certain financial ratios are met and certain amounts of dividends), implementing such restrictions could materially adversely affect our ability to enter into transactions that might otherwise be favorable to us and could materially adversely affect our financial position, liquidity, results of operations and cash flows.

The complexity and long-term nature of the AFFA and related legislation and agreements may result in litigation as to their interpretation.

Certain legislation, the AFFA and related agreements, which govern the implementation and performance of the AFFA, are complex and have been negotiated over the course of extended periods between various parties. There is a risk that, over the term of the AFFA, as has already occurred, some or all parties may become involved in disputes as to the interpretation of such legislation, the AFFA or related agreements or the terms of the AFFA may change. We cannot guarantee that no party will commence litigation seeking remedies with respect to such a dispute, nor can we guarantee that a court will not order other remedies not previously anticipated which may materially adversely affect us.

We may have insufficient Australian taxable income to utilize tax deductions.

We may not have sufficient Australian taxable income to utilize the tax deductions resulting from the funding payments under the AFFA to AICF. Further, if as a result of making such funding payments we incur tax losses, we may not be able to fully utilize such tax losses in future years of income. Any inability to utilize such deductions or losses could materially adversely affect our financial position, liquidity, results of operations and cash flows.

Certain AFFA tax conditions may not be satisfied.

Despite Australian Taxation Office (“ATO”) rulings for the expected life of the AFFA, it is possible that new (and adverse) tax legislation could be enacted in the future. It is also possible that the facts and circumstances relevant to the operation of the ATO rulings could change over the life of the AFFA. We may elect to terminate the AFFA if certain tax conditions are not satisfied for more than 12 months.

However, we do not have a right to terminate the AFFA if, among other things, the tax conditions are not satisfied as a result of the actions of a member of the James Hardie Group.

Under certain circumstances, we may still have an obligation to make annual funding payments on an adjusted basis if the tax conditions remain unsatisfied for more than 12 months. If the tax conditions are not satisfied in a manner which does not permit us to terminate the AFFA, our financial position, liquidity, results of operations and cash flows may be materially adversely affected. The extent of this adverse effect will be determined by the nature of the tax condition which is not satisfied.
Risks Related to Ireland

Irish law contains provisions that could delay or prevent a change of control that may otherwise be beneficial to you.

Irish law contains several provisions that could have the effect of delaying or preventing a change of control of our ownership. The Irish Takeover Rules would generally (subject to certain very limited exceptions) require a mandatory cash offer to be made for our entire issued share capital if, because of an acquisition of a relevant interest (including interests held in our ordinary shares or CUFS) in such shares, the voting rights of the shares in which a person (including persons acting in concert with that person) holds relevant interests increase: (i) from below 30% to 30% or more; or (ii) from a starting point that is above 30% and below 50%, by more than 0.05% in a 12-month period. However, this prohibition is subject to exceptions, including acquisitions that result from acceptances under a mandatory takeover bid made in compliance with the Irish Takeover Rules. Although the Irish Takeover Rules may help to ensure that no person acquires voting control of us without making an offer to all shareholders, they may also have the effect of delaying or preventing a change of control that may otherwise be beneficial to you. In addition to the operation of the Irish Takeover Rules, we may, from time to time, put in place appropriate retention arrangements to ensure that we retain our key employees during periods of corporate change.

Our ability to pay dividends and conduct share buy-backs is dependent on Irish law and may be limited in the future if we are not able to maintain sufficient levels of distributable profits.

Under Irish law, in order to pay dividends and/or conduct a buy-back of shares, an Irish company requires sufficient distributable profits which are determined under the Irish Companies Act 2014 and applicable accounting practices generally accepted in Ireland. We believe that our current corporate structure has allowed us to maintain sufficient levels of distributable profits to pay dividends and/or conduct share buy-backs in accordance with our publicly disclosed capital management policy, which is updated from time to time. However, transactions or events could cause a reduction in our distributable profits, resulting in our inability to pay dividends on our securities or to conduct share buy-backs, which could have a material adverse effect on the market value of our securities.

Risks Related to Taxation

We are subject to risks related to taxation in multiple jurisdictions.

We operate in multiple jurisdictions and pay tax on our income according to the tax laws of these jurisdictions. Various factors, some of which are beyond our control, determine our effective tax rate. The primary drivers of our effective tax rate are the tax rates of the jurisdictions in which we operate, the level and geographic mix of pre-tax earnings, intra-group royalties, interest rates and the level of debt which gives rise to interest expense on external debt and intra-group debt, and the value of adjustments for timing differences and permanent differences, including the non-deductibility of certain expenses, all of which are subject to change and which could result in a material increase in our effective tax rate. Such changes to our effective tax rate could materially adversely affect our financial position, liquidity, results of operations and cash flows.

Tax laws are dynamic and subject to change as new or revised laws and treaties are passed and new interpretations are issued or applied. Due to the nature of our historic and current operations, we are exposed to potential tax risks in a number of jurisdictions, including, without limitation, Ireland, the United States, Australia, New Zealand, the Netherlands and various parts of Europe. Changes to existing tax laws and treaties could alter or increase our tax obligations, could materially affect our business, financial condition or results of operations and could potentially have a material adverse impact on holders of our securities.

Exposure to additional tax liabilities due to audits and reviews could materially adversely affect our business.

Due to our size and the nature of our business, we are subject to ongoing audits and reviews by authorities, including the Australian Taxation Office in Australia, on various tax matters, including challenges to various positions we assert on our income tax and withholding tax returns. We accrue for tax contingencies based upon our best estimate of the taxes ultimately expected to be paid, which we update over time as more information becomes available. Such amounts are included in taxes payable or other non-current liabilities, as appropriate.

We record additional tax expense in the period in which we determine that the recorded tax liability is less than the ultimate assessment we expect. The amounts ultimately paid on resolution of reviews by taxing jurisdictions could be materially different from the amounts included in taxes payable or other non-current liabilities and result in additional tax expense which could materially adversely affect our financial position, liquidity, results of operations and cash flows.

Tax benefits are available under the US-Ireland Income Tax Treaty to US and Irish taxpayers that qualify for those benefits. Our eligibility for benefits under the US-Ireland Income Tax Treaty is determined on an annual basis and we could be audited by the Internal Revenue Service (“IRS”) for this issue. If during a subsequent tax audit or related process, the IRS determines that we are not eligible for benefits under the US-Ireland Income Tax Treaty, we may not qualify for treaty benefits. As a result, our effective tax rate could significantly increase, and we could be subject to a 30% US withholding tax rate on payments of interest and dividends from our US subsidiaries to our Irish resident subsidiaries.

We believe that interest and dividends paid by our US subsidiaries to our Irish resident subsidiaries qualify for treaty benefits in the form of reduced withholding tax under the US-Ireland Income Tax Treaty. We believe that, under the limitation on benefits (“LOB”) provision of the US-Ireland Treaty, no US withholding tax applies to interest that our US subsidiaries paid to our Irish resident subsidiaries. The LOB provision has various conditions of eligibility for reduced US withholding tax rates and other treaty benefits, all of which we believe are satisfied. If, however, we do not qualify for benefits under the US-Ireland Income Tax Treaty, those interest payments would be subject to a 30% US withholding tax. We believe that, under the US-Ireland Income Tax Treaty, a 5% US withholding tax applies to dividends paid by our US subsidiaries to our Irish resident subsidiaries. The LOB provision of the US-Ireland Income Tax Treaty has various conditions of eligibility for reduced US withholding tax rates and other treaty benefits, all of which we believe we have satisfied. If, however, we do not qualify for benefits under the US-Ireland Treaty, dividend payments by our US subsidiaries would be subject to a 30% US withholding rate.

Our eligibility for benefits under the US-Ireland Tax Treaty is determined on an annual basis and we could be audited by the IRS for this issue. If during a subsequent tax audit or related process, the IRS determines that we are not eligible for benefits under the US-Ireland Income Tax Treaty, we may not qualify for treaty benefits. As a result, our effective tax rate could significantly increase beginning in the fiscal year that such determination is made and we could be liable for taxes owing for calendar year 2022 and subsequent periods, which could adversely affect our financial position, liquidity, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We maintain a cybersecurity risk management program that is an important and integrated part of our enterprise risk management function and is designed to assess, identify, manage and protect our information systems and data from unauthorized access, use, disclosure, disruption, modification or destruction. Our program is based on applicable industry frameworks and standards, including those provided by the National Institute of Standards and Technology cybersecurity framework, or the NIST Framework. Our cybersecurity program includes processes, procedures and controls to reasonably mitigate our cybersecurity and information technology risk. The cybersecurity program is designed to minimize the impact and disruption to business operations.
The efforts to prevent, detect and respond to cybersecurity threats are managed by our Vice President of Cybersecurity (“VP, Cybersecurity”) in collaboration with our Chief Information Officer (“CIO”), whose teams are responsible for leading our cybersecurity strategy, policy, communication, training, architecture and processes. Our cybersecurity program includes:
•identifying and confirming the adequacy of security measures, security deficiencies and data from which to predict effectiveness of proposed security measures;
•detection and reporting requirements for identifying unusual internal or external activity or events that may compromise the availability, confidentiality and integrity of our information technology resources;
•specific testing to be performed within specific timelines, including but not limited to, networks, web applications and network accounts;
•regularly reviewing relevant threat and vulnerability information from appropriate goods and services vendors, third-parties and public domain resources;
•verifying compliance with cybersecurity policies through various methods, including but not limited to, system and tool reports, internal and external audits and feedback to the policy owner;
•reviewing our cybersecurity policies at least annually or when there are significant changes within the company’s facilities or infrastructure to ensure their continuing suitability, adequacy and effectiveness;
•a crisis management governance plan that outlines the members of the crisis management team, escalation path and escalation thresholds; and
•periodic training sessions or tabletop exercises with our executive leadership team (“ELT”) to test our crisis management governance plan and to familiarize our management team with the elements and operation of our crisis management governance plan.

When a cybersecurity threat or incident is identified, our security incident plan outlines the members of the Security Incident Response Team, escalation path and escalation thresholds. The Security Incident Response Team considers each incident’s impact to our operations, technology, safety and reputation and any legal or regulatory impacts. If an incident meets defined severity criteria, individually or in the aggregate, it is immediately escalated in accordance with the applicable response classification. We have also retained a third-party service provider to complement our incident response capabilities, if required.
We engage third parties to conduct annual security penetration testing against our networks, both internally and externally, to identify and mitigate cyber risks. We have and will continue to conduct cybersecurity program assessments to evaluate its maturity against the NIST Framework.

We require ongoing cybersecurity training for all employees, focusing on the appropriate protection and security of confidential company and third-party information. Additionally, employees participate in mandatory monthly cybersecurity awareness training that covers a broad range of security topics, including business email compromise, phishing schemes, remote work and reporting and responding to suspicious activities.
Governance
Our ELT also supports and monitors the effectiveness of and compliance with the cybersecurity policies and other security and data protection requirements. The ELT oversees external communications regarding data breaches, provides protocol and processes for internal and external communication and analyzes business impacts of a cybersecurity incident.
Our VP, Cybersecurity has over 25 years of leadership experience, including 9 years of experience developing and implementing cybersecurity programs to protect organizations against cyber-attacks. The responsibilities of the VP, Cybersecurity include, but are not limited to, approving and maintaining the cybersecurity policies, including reviewing and approving cybersecurity policy deviations, waivers and exceptions; developing, deploying and maintaining cybersecurity program documentation, processes and procedures; validating compliance with cybersecurity policies by staff and third parties. The VP, Cybersecurity also evaluates security and data protection incidents, analyzes business impacts, provides security and risk guidance and recommendations, and reviews security incident reports.
Our CIO has over 30 years of IT experience, including 18 years as CIO for businesses in a variety of industries. Our CIO has a track record of developing effective, leading-edge technology solutions that create business value. The CIO reviews, approves and monitors security policies, deviations, waivers and exceptions.
Our Board of Directors oversees the risks of cybersecurity threats and considers cybersecurity risk as part of its risk oversight function. As such, it receives updates on our cybersecurity practices, events and risks from our CIO at the Board’s regularly scheduled meetings.
In fiscal year 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Information on cybersecurity risks we face is discussed in Part 1, Item 1A “Risk Factors”, which should be read in conjunction with the foregoing information.
ITEM 2. PROPERTIES
We own and lease manufacturing plants across the United States, Europe and Australia, with our plants servicing both domestic and export markets. We also lease certain manufacturing and recycling properties from third parties. Our plants are located to take advantage of established transportation networks, allowing us to distribute our products into key markets, while also providing easy access to key raw materials.

Manufacturing Facilities
The following table provides details of our principal manufacturing facilities which we own or lease as of March 31, 2026.

Plant Location	Ownership Status	Plant Location	Ownership Status
Siding & Trim Segment		Deck, Rail & Accessories Segment
Aliquippa, Pennsylvania	Owned	Boise, Idaho	Leased
Cleburne, Texas	Owned	Dahlonega, Georgia	Leased
Peru, Illinois	Owned	Eagan, Minnesota	Leased
Plant City, Florida	Owned	Mays Landing, New Jersey	Leased
Prattville, Alabama[1]	Owned	Mooresville, North Carolina	Leased
Pulaski, Virginia	Owned	Scranton, Pennsylvania	Leased
Reno, Nevada	Owned	Wilmington, Ohio	Owned
Scranton, Pennsylvania	Owned
Summerville, South Carolina[2]	Owned
Tacoma, Washington	Owned
Waxahachie, Texas	Owned	Europe Segment
Westfield, Massachusetts	Owned	Calbe, Germany	Owned
		Münchehof, Germany	Owned
Australia & New Zealand Segment		Orejo, Spain	Owned
Carole Park, Queensland, Australia	Owned	Siglingen, Germany	Leased
Rosehill, New South Wales, Australia	Owned	Wijchen, the Netherlands	Owned
____________
1At March 31, 2026, our Prattville, Alabama facility had two active running lines and two idle lines
2At March 31, 2026, our Summerville, South Carolina facility is idle

In addition to the table above, we lease recycling facilities in Ashland, Ohio; Indianapolis, Indiana; Molalla, Oregon; Corsicana, Texas; and own recycling facilities in Dowagiac, Michigan and Wilmington, Ohio. Our recycling facilities supply both the Siding & Trim and Deck, Rail & Accessories segments. We own a raw materials processing facility in Schraplau, Germany supplying the Europe segment, and we also own property designated for future Greenfield manufacturing facilities in Crystal City, Missouri and Meppen, Germany. We own property in Fontana, California where an active R&D center is located, and own property in the Philippines which is currently held for sale.
We consider all our properties, whether owned or leased, to be suitable for current capacity needs for existing products. Our capital expenditures program is driven by strategic investments that support long-term growth and operational excellence. These priorities include adding new capacity ahead of anticipated future demand growth, funding new product development and other strategic initiatives, and maintaining and reinvesting in our existing facilities and equipment.
ITEM 3. LEGAL PROCEEDINGS

On October 24, 2025, a putative shareholder class action was filed in the United Stated District Court for the Northern District of Illinois against James Hardie Industries plc and its CEO and then-CFO on behalf of persons who purchased or otherwise acquired James Hardie common stock between May 20, 2025, through August 18, 2025. On February 17, 2026, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and an amended complaint was filed on April 20, 2026. The case asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions throughout the class period related to the strength of the Company’s North America Fiber Cement segment despite alleged customer inventory destocking.
During February and March 2026, shareholders filed two additional putative class actions in the Circuit Court of Cook County, Illinois and a third shareholder filed a putative class action in the Supreme Court of the State of New York, County of New York against James Hardie Industries plc and certain of its current and former directors and officers on behalf of former AZEK stockholders who received James Hardie common stock in exchange for shares of AZEK common stock in connection with the acquisition of AZEK (collectively, the “State Court Securities Cases”). One of the cases also named Ernst & Young LLP as a defendant. The State Court Securities Actions assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that defendants made material misstatements and omissions regarding the strength of operations and customer inventory destocking in filings made in connection with James Hardie’s acquisition of AZEK. The Illinois actions were consolidated into a single action on April 20, 2026, and on May 12, 2026, the New York action was voluntarily discontinued. Plaintiffs in the consolidated Illinois action must file an amended complaint by June 26, 2026.
We believe the securities claims are without merit and intend to vigorously defend against them. We have not recorded a reserve related to these matters as we believe a loss is not probable and the possible amount of loss, or range of loss, is not reasonably estimable at this time.
From time to time, we may be involved in various legal proceedings and administrative actions related to the normal conduct of our business, including general liability claims, putative class action lawsuits, and litigation concerning our products. For more information, see Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
In the US, we lease silica quartz mine sites near our Tacoma, Washington facility and in Nevada that are being actively mined. We have contracted with a third-party mining company to perform the mining operations at these sites, including providing the labor and equipment for the mining work. We also maintain leases on various properties in Texas that would permit us to mine silica quartz and we own property in California which could be mined for silica. As of March 31, 2026, we are not mining at the Texas or California sites and have no immediate plans to do so.
As a mine operator in the US, we are required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and rules promulgated by the SEC implementing that section of the Dodd-Frank Act, to provide certain information concerning mine safety violations and other regulatory matters concerning the operation of our mines. During fiscal year 2026, we did not receive any notices, citations, orders, legal action or other communication from the US Department of Labor’s Mine Safety and Health Administration that would necessitate additional disclosure under Section 1503(a) of the Dodd-Frank Act. Similarly, we have not experienced any mining-related fatalities in our mining operations. There are currently no pending legal actions before the Federal Mine Safety and Health Review Commission related to our mining operations.

In Europe, we have a license to make use of a mining facility in Schraplau, Germany as a storage site. No active mining is being undertaken. We also have an investment in a natural gypsum mine in Spain.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Trading Markets and Dividends
Our common stock, also referred to as ordinary shares, is listed on the New York Stock Exchange under the symbol “JHX” and as of April 30, 2026, there were 18 common shareholders of record, although we believe there is a significantly larger number of beneficial owners whose shares are held in street name by brokers and other nominees.
Additionally, we have listed our CUFS for trading on the ASX, through the Clearing House Electronic Subregister System (“CHESS”). CUFS are a form of depositary security that represent a beneficial ownership interest in the securities of a non-Australian corporation. Each of our CUFS represents the beneficial ownership of one share of common stock of JHI plc, the legal ownership of which is held by CHESS Depositary Nominees Pty Ltd (“CDN”). The CUFS are listed and traded on the ASX under the symbol “JHX.”
We did not pay any dividends during the years ended March 31, 2026 and 2025. We currently intend to retain earnings to finance the growth and development of our business and reduce our outstanding debt balance, and we do not expect to pay any cash dividends in the next year. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, capital expenditure requirements, contractual restrictions, provisions of applicable law and other factors that our board of directors deems relevant.
Issuer Purchases of Equity Securities
Discussion of share buyback purchase programs and activity with respect to this item may be found in Note 17, “Capital Management” in the Notes to Consolidated Financial Statements. There were no shares of our common stock that were purchased by the Company or an affiliated purchaser during the fiscal year ended March 31, 2026.
Performance Graph
The following graph and table compare the cumulative total return on the Company’s common stock for the last five fiscal years to the S&P 400 Index and the S&P Materials Select Index. Prior to July 1, 2025, American Depositary Receipts (“ADRs”) representing the Company’s common stock were traded on the NYSE. On July 1, 2025, the NYSE listing converted to a direct listing of the Company’s common stock in connection with the closing of the AZEK transaction. The following graph and table use the NYSE trading prices (ADRs or common stock) for the full period for consistency and comparability with the US market indices presented. The graph assumes $100 was invested at US market close on March 31, 2021 in each of (1) the Company’s common stock, (2) the S&P 400 Index and (3) the S&P Materials Select Index and assumes reinvestment of dividends.

	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
JHX-US	$100.00	$98.59	$70.80	$132.31	$77.04	$61.94
S&P Materials	$100.00	$111.91	$102.70	$118.43	$109.73	$127.54
SP400 Index	$100.00	$103.24	$96.28	$116.75	$111.88	$129.40
The comparisons shown in the graph above are based on historical data, and are not indicative of, and are not intended to forecast, the potential future performance of our common stock. The performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of James Hardie Industries plc under the Securities Act of or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, unless we specifically incorporate it by reference into such filing.
ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other sections of this Annual Report, including “Item 1. Business”, our audited Consolidated Financial Statements and the related Notes for the three fiscal years ended March 31, 2026, 2025 and 2024, and other financial information as well as the material risk factors included elsewhere in this Annual Report. This section of this Annual Report does not address certain items regarding the fiscal year ended March 31, 2024. Discussion and analysis of fiscal year 2024 and year-to-year comparisons between fiscal years 2025 and 2024 not included in this Annual Report can be found in "Section 2 - Management's Discussion and Analysis" of our Annual Report on Form 20-F for the fiscal year ended March 31, 2025.
Overview
James Hardie Industries plc is a leading provider of exterior home and outdoor living solutions. On July 1, 2025, we completed the acquisition of AZEK, an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, which has manufacturing and recycling facilities in the United States. The results below include AZEK for the period July 1, 2025 through March 31, 2026.
As a result of completing the AZEK acquisition, beginning with the second quarter of fiscal year 2026, we report our results in four reportable segments:
•Siding & Trim - consisting of the legacy North America Fiber Cement segment and the acquired Exteriors business from AZEK.
•Deck, Rail & Accessories - consisting of AZEK's Deck, Rail & Accessories business.
•Australia & New Zealand - consisting of the legacy Asia Pacific Fiber Cement segment. This segment includes fiber cement products manufactured in Australia and sold in Australia and New Zealand.
•Europe - consisting of the legacy Europe Building Products segment. The Europe segment includes fiber gypsum products and cement bonded boards manufactured in Europe, and fiber cement products manufactured in the United States that are sold in Europe.
Key Factors Affecting Our Results of Operations
Our results of operations and financial condition are affected by the following factors. We are unable to fully predict the impact that these factors may have on our industry or our business, financial condition, results of operations or cash flows. See also Part 1, Item 1A “Risk Factors” and Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report.
Volume of Products Sold
Our net sales depend primarily on the volume of products we sell during any given period, and volume is affected by the following items:
•Economic conditions: Demand for our products is largely dependent on the residential new construction market and the residential repair and remodel market. These markets, which historically have been characterized by significant cyclicality, are dependent on a number of factors outside of our control and which we cannot predict. These factors include general economic conditions, the availability of financing, regulatory changes, mortgage and other interest rates, inflation, household income and wage growth, unemployment, the inventory of unsold homes, the level of foreclosures, home resale rates, housing affordability, demographic trends, gross domestic product growth and consumer confidence in each of the countries and regions in which we operate. Changes in these and other economic conditions can impact the volume of our products sold during any given period.
•Material conversion: We have continued to increase sales of our products through our focused efforts to drive material conversion and market penetration of our products. We believe the AZEK acquisition accelerates our material conversion-led growth opportunity with our full-wrap and complementary solution for the exterior of the home. The success of our efforts to drive conversion during any given period will impact the volume of our products sold during that period.

•Product innovation: We continue to develop and introduce innovative and differentiated products to accelerate material conversion and expand our business. We believe that new products will enhance our ability to compete with traditional products, as well as engineered wood, fiber cement and fiber gypsum products offered by other manufacturers. We expect to continue to devote significant resources to developing innovative new products, including in response to, and in anticipation of, changes in consumer trends and preferences. The volume of our products sold during a given period will depend in part on successfully introducing new products that generate additional demand as well as the extent to which new products may impact our sales of existing products.
•Synergy Realization: The timing and extent of realizing anticipated synergies and other benefits from the AZEK acquisition may differ from our initial plan. Delays in integration activities or failure to achieve projected efficiencies could reduce or delay the expected financial and operational benefits.
•Marketing and distribution: Demand for our products is influenced by our efforts to expand and enhance awareness of our premium brands and the benefits of our products as well as to drive continued material conversion. Our Homeowner Focused, Customer & Contractor DrivenTM approach generates a push/pull demand; supported by a broad distribution network across distributors and dealers. Our volume of product sales in a given period will be impacted by our ability to raise awareness of our brands and products.
Pricing
We implement disciplined pricing strategies designed to reflect our products’ value, input costs and competitive dynamics while managing product mix and maintaining offerings across a range of price points to address varying customer needs.
Cost of Materials
Our products are made from a variety of raw materials, principally cellulose fiber (wood-based pulp), silica, cement, water, various petrochemical resins, including polyethylene, PVC resins, recycled polyethylene and PVC material, waste paper and gypsum. The availability, quality and cost of such raw materials are critical to our operations. Although we do not rely on any single supplier for the majority of our raw materials, we do obtain certain raw materials from a single or a limited number of suppliers. Price fluctuations, significant cost inflation or material delays may occur in the future and impact our cost of goods sold. The cost and availability of raw materials and other inputs are also subject to fluctuations driven by global geopolitical events. Ongoing global conflicts, including the conflict among the United States, Israel and Iran, and instability may affect the price and availability of key materials, especially those derived from oil, as well as increase transportation or other indirect procurement costs, which could adversely affect our results.

Product Mix
We offer a wide variety of products across numerous product lines that are sold at different prices, composed of different materials and involve varying levels of manufacturing complexity. In any particular period, changes in the volume of particular products sold and the prices of those products relative to other products will impact our average selling price and our cost of goods sold.
Results of Operations
Year ended March 31, 2026 compared to year ended March 31, 2025

(Millions of US dollars)	FY26	FY25		Change
Net sales	$4,835.8	$3,877.5		25%
Cost of goods sold	3,106.2	2,372.5		31%
Gross profit	1,729.6	1,505.0		15%
Gross margin (%)	35.8	38.8	(3.0)	pts
Selling, general and administrative expenses	946.4	596.2		59%
Research and development expenses	60.7	48.5		25%
Restructuring, net	16.2	50.3		(68%)
Acquisition related expenses	206.9	16.5		NM
Asbestos adjustments	51.8	137.6		(62%)
Operating income	447.6	655.9		(32%)
Operating income margin (%)	9.3	16.9	(7.6)	pts
Interest, net	231.1	10.3		NM
Other expense, net	9.8	0.2		NM
Income before income taxes	206.7	645.4		(68%)
Income tax expense	102.7	221.4		(54%)
Net income	104.0	424.0		(75%)
____________
NM - Not meaningful

Net sales increased 25% primarily due to the AZEK acquisition, which contributed net sales of $1,065.0 million, as well as higher net sales in Europe. This was partially offset by lower net sales in our North America fiber cement business.
Gross margin decreased 3.0 percentage points mainly driven by a $47.9 million inventory step-up adjustment related to recording the acquired inventory of AZEK at fair value, which was fully recognized during the year, and the amortization of certain intangible assets resulting from the AZEK acquisition of $40.0 million, as well as lower gross margin in the North America fiber cement business. This was partially offset by higher gross margin in the Australia & New Zealand and Europe segments.
Selling, general and administrative expenses (“SG&A”) increased 59% and as a percentage of sales increased 4.2 percentage points. As a percentage of sales, this increase was primarily due to the amortization of certain intangible assets resulting from the AZEK acquisition of $138.7 million, and higher marketing expenses.
Restructuring, net in fiscal year 2026 primarily includes restructuring expenses of $37.6 million related to the closures of our manufacturing facilities in Fontana, California and Summerville, South Carolina, and optimization actions in our manufacturing footprint. These expenses were partially offset by a $26.2 million gain on the sale of the Truganina property in Australia, the cancellation of the greenfield project, which was disclosed in fiscal year 2024 and resulted in a $20.1 million impairment in that year. In fiscal year 2025, restructuring expenses of $50.3 million related to the closure of our Philippines manufacturing and commercial operations.
Acquisition related expenses in fiscal year 2026 primarily relate to professional service fees, severance, retention costs, the acceleration of certain stock awards associated with the AZEK acquisition and ongoing integration.
Asbestos adjustments decreased $85.8 million, primarily driven by a change in the actuarial estimate. The prior year estimate assumed a higher volume of future claims, while the current year estimate reflects no significant change in that projection. This decrease was partially offset by higher assumed average claim settlement and legal costs in the current year, compared with reductions in those costs in the prior year estimate.
Interest, net increased $220.8 million driven by a higher principal balance outstanding related to our new senior secured credit facilities and senior notes, and pre-close financing and interest costs of $34.9 million.
Income tax expense decreased 54%, while the effective tax rate increased 15.4 percentage points. The decrease in tax expense reflects lower income before income taxes compared to fiscal year 2025, while the higher effective tax rate was primarily driven by discrete items related to the ATO settlement agreement and AZEK acquisition costs recognized in fiscal year 2026, as well as changes in geographic mix of earnings.
Net income decreased $320.0 million due to lower operating income and higher interest expense attributable to the factors described above, as well as an $11.6 million non-cash loss on our interest rate swap incurred in the first quarter of fiscal year 2026 which is recorded as Other expense, net. This was partially offset by lower asbestos adjustments and lower income tax expense.
Segment Results of Operations

Siding & Trim Segment

Operating results for the Siding & Trim segment were as follows:

(Millions of US dollars)	FY26	FY25	Change
Net sales	$2,963.1	$2,863.3	3%
Cost of goods sold	1,844.9	1,721.4	7%
Gross profit	1,118.2	1,141.9	(2%)
Gross margin (%)	37.7	39.9	(2.2 pts)
Selling, general and administrative expenses	373.6	291.7	28%
Research and development expenses	35.3	9.3	280%
Restructuring expenses	35.6	—	100%
Acquisition related expenses	11.8	—	100%
Operating income	661.9	840.9	(21%)
Operating income margin (%)	22.3	29.4	(7.1 pts)

FY26 vs FY25
Net sales increased 3% driven by sales of $269.8 million associated with the newly acquired AZEK business. North America fiber cement sales declined 6% primarily due to market weakness, partially offset by higher average net sales price primarily resulting from our annual price increase.

Gross margin decreased 2.2 percentage points driven by our North America fiber cement business primarily due to unfavorable production cost absorption and higher alumina and other raw material costs.

This was partially offset by a higher average net sales price and $14.9 million of startup costs at our Prattville and Westfield facilities in the prior corresponding period. In addition, gross margin was unfavorably impacted by the inventory step-up adjustment of $11.2 million which was fully recognized during the year, as well as the amortization of certain intangible assets resulting from the AZEK acquisition of $7.4 million.
SG&A expenses increased 28%, and as a percentage of sales, SG&A expenses increased 2.4 percentage points. This increase was primarily driven by the amortization of certain intangible assets resulting from the AZEK acquisition of $35.3 million, as well as higher employee and marketing costs.
R&D expenses increased $26.0 million primarily due to the allocation of $24.2 million of R&D expenses which were not allocated to our segments prior to the second quarter of fiscal year 2026.
Restructuring expenses of $35.6 million include exit costs recorded in the fourth quarter of fiscal year 2026 related to the closure of our manufacturing facilities in Fontana, California and Summerville, South Carolina.
Acquisition related expenses of $11.8 million primarily relate to integration costs associated with the AZEK acquisition, including labor and professional service fees.
Operating income margin decreased 7.1 percentage points to 22.3%, primarily driven by lower gross margin, higher SG&A and R&D expenses, and restructuring and acquisition expenses incurred in fiscal year 2026.

Deck, Rail & Accessories Segment

Operating results for the Deck, Rail & Accessories segment were as follows:

(Millions of US dollars)	FY26
Net sales	$795.2
Cost of goods sold	579.9
Gross profit	215.3
Gross margin (%)	27.1
Selling, general and administrative expenses	222.3
Research and development expenses	7.3
Restructuring expenses	3.4
Operating loss	(17.7)
Operating loss margin (%)	(2.2)

Net sales of $795.2 million were 4% higher than AZEK's net sales for the comparable period prior to the acquisition, due to higher average net sales price primarily resulting from our annual price increase and modest volume growth across the segment.
Gross margin of 27.1% includes a $36.7 million inventory step-up adjustment related to recording the acquired inventory of AZEK at fair value, which was fully recognized during the year, as well as the amortization of certain intangible assets resulting from the AZEK acquisition of $32.6 million.
SG&A expenses of $222.3 million include the amortization of certain intangible assets resulting from the AZEK acquisition of $103.4 million.
Restructuring expenses of $3.4 million include exit costs related to the closure of a recycling plant in Oregon.

Operating loss of $17.7 million includes a $36.7 million inventory step-up adjustment discussed above, as well as the amortization of certain intangible assets resulting from the AZEK acquisition of $136.0 million.
Australia & New Zealand Segment
Operating results for the Australia & New Zealand segment were as follows. In fiscal year 2025, this segment also included the Philippines which ceased manufacturing operations in August 2024, with commercial operations largely wound down by the end of September 2024.

(Millions of US dollars)	FY26	FY25	Change
Net sales	$520.6	$519.9	—%
Cost of goods sold	298.1	301.2	(1%)
Gross profit	222.5	218.7	2%
Gross margin (%)	42.7	42.0	0.7 pts
Selling, general and administrative expenses	62.4	56.0	11%
Restructuring expenses	1.4	50.3	(97%)
Research and development expenses	4.8	1.4	243%
Operating income	153.9	111.0	39%
Operating income margin (%)	29.6	21.7	7.9 pts
FY26 vs FY25
Net sales were flat, driven by lower volumes of 12%, offset by a higher average net sales price. The decline in volumes and higher average net sales price was primarily attributable to the closure of our Philippines manufacturing and commercial operations. Net sales from the Philippines for the fiscal year ended March 31, 2025 was $26.0 million.
Gross margin increased 0.7 percentage points primarily due to a higher average net sales price and geographic mix.
SG&A expenses increased 11% primarily due to recording a lease exit cost, as well as higher marketing and employee costs, partially offset by the closure of our Philippines operations. As a percentage of sales, SG&A expenses increased 1.2 percentage points.
R&D expenses increased $3.4 million primarily due to the allocation of certain R&D expenses which were previously unallocated to our segments prior to the second quarter of fiscal year 2026.
Operating income margin increased primarily from lower restructuring expenses and higher gross margin, partially offset by higher SG&A and R&D expenses. Prior year included restructuring expenses of $50.3 million related to the closure of our Philippines manufacturing and commercial operations.

Europe Segment
Operating results for the Europe segment were as follows:

(Millions of US dollars)	FY26	FY25	Change
Net sales	$556.9	$494.3	13%
Cost of goods sold	383.3	349.9	10%
Gross profit	173.6	144.4	20%
Gross margin (%)	31.2	29.2	2.0	pts
Selling, general and administrative expenses	117.4	104.0	13%
Research and development expenses	4.0	2.4	67%
Operating income	52.2	38.0	37%
Operating income margin (%)	9.4	7.7	1.7	pts

FY26 vs FY25
Net sales increased 13% due to a 4% increase in volume, driven by higher fiber gypsum volume, and favorable exchange rates as net sales in Euros increased 4%.
Gross margin increased 2.0 percentage points primarily due to lower paper costs, favorable plant performance and improved product mix.
SG&A expenses increased 13% driven by higher labor costs and marketing expenses, as well as unfavorable exchange rates, as SG&A expenses in Euros increased 4%. As a percentage of sales, SG&A expenses increased 0.1 percentage point.
Operating income margin of 9.4% increased 1.7 percentage points primarily driven by higher gross margin.
General Corporate costs

(Millions of US dollars)	FY26	FY25	Change
General Corporate costs[1]	$402.7	$334.0	21%
____________
[1] Includes unallocated R&D costs
General corporate costs increased 21% driven by acquisition related expenses of $195.1 million in fiscal year 2026 primarily related to professional service fees, severance and retention costs and the acceleration of certain stock awards associated with the AZEK acquisition, partially offset by a decrease of $86.8 million of asbestos related expenses resulting from the change in actuarial estimate, as well as, a $26.2 million gain on the sale of land in the third quarter of fiscal year 2026 as a result of our strategic decision to cancel the Truganina greenfield project.
General corporate costs were also impacted by lower R&D costs due to the allocation of $28.5 million of R&D costs to our segments beginning July 1, 2025 and lower legacy Corporate costs which were more than offset by AZEK expenses related to stock compensation, employee costs, professional fees and facility expenses. The decrease in legacy Corporate costs was primarily driven by lower employee costs and professional fees.

Non-GAAP Financial Measures

To supplement our Consolidated Financial Statements prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we use certain non-GAAP performance financial measures, as described below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. Our GAAP financial results include significant expenses that are not indicative of our ongoing operations as detailed in the tables below.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our Consolidated Financial Statements prepared and presented in accordance with GAAP.

(Millions of US dollars, except per share amounts)	FY26	FY25	FY24
GAAP Financial Measures:
Net income	$104.0	$424.0	$510.2
Net income per common share - diluted	0.19	0.98	1.16
Net income margin	2.2%	10.9%	13.0%
Net cash provided by operating activities	$589.8	$802.8	$914.2
Net cash used in investing activities	$(4,208.5)	$(446.7)	$(470.5)
Net cash provided by (used in) financing activities	$3,350.9	$(165.9)	$(210.1)

(Millions of US dollars, except per share amounts)	FY26	FY25	FY24
Non-GAAP Financial Measures:
Adjusted net income	$595.7	$644.3	$707.5
Adjusted diluted earnings per share	1.09	1.49	1.61
Adjusted EBITDA	$1,265.8	$1,079.4	$1,125.8
Adjusted EBITDA margin	26.2%	27.8%	28.6%
Free Cash Flow	$314.1	$381.0	$469.1

Adjusted Net Income, Adjusted Diluted Earnings per Share (“EPS”), Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

We define Adjusted Net Income as net income before legacy items such as asbestos related expenses and adjustments, and AICF interest income and significant non-recurring items, such as restructuring gain or expenses, acquisition and pre-close financing related costs, inventory fair value adjustment, amortization of intangible assets resulting from AZEK acquisition, as well as adjustments to tax expenses.

We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding—diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock.

We define Adjusted EBITDA as net income before interest, net, other expense (income), net, income tax expense and depreciation and amortization, and items such as asbestos related expenses and adjustments, and significant non-recurring items, such as restructuring gain and expenses, acquisition related expenses and inventory fair value adjustment. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales.

We believe Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. We believe these adjustments are helpful to investors in assessing our net income performance in a way that is similar to the way management assesses our performance. Additionally, EBITDA and EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•These measures do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•These measures do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our income tax expense or the cash requirements to pay our taxes;
•Adjusted EBITDA and Adjusted EBITDA Margin exclude depreciation and amortization expense. Although depreciation expense is a non-cash expense, the assets being depreciated may have to be replaced in the future;
•Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude AICF interest income, acquisition and pre-close financing related costs, each of which can affect our current and future cash requirements;
•Other companies in our industry may calculate Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, none of these metrics should be considered indicative of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

In addition, we provide Free Cash Flow, which is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property, plant and equipment plus any proceeds on sale of property, plant and equipment. We believe Free Cash Flow is useful to investors as an important liquidity measure of the cash that is available to us after net capital expenditures. Free Cash Flow is used by our management as a measure of our ability to generate and use cash, including in order to invest in future growth, fund acquisitions, return capital to our shareholders and repay indebtedness.

Our use of Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under GAAP. Some of these limitations are:

•Free Cash Flow is not a substitute for net cash provided by (used in) operating activities, including because our capital expenditures as a manufacturing company can be significant and can vary from period to period;
•Free Cash Flow does not reflect our future contractual commitments or mandatory debt repayments and accordingly does not represent residual cash flow available for discretionary expenditures or the total increase or decrease in our cash balance for a given period; and
•Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.

The following tables present our reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

(Millions of US dollars, except per share amounts)	FY26	FY25	FY24
Net income	$104.0	$424.0	$510.2
Asbestos related expenses and adjustments	53.7	140.5	153.3
AICF interest income	(10.1)	(10.9)	(9.0)
Restructuring, net	16.2	50.3	20.1
Pre-close financing costs[1]	46.5	0.8	—
Acquisition related expenses	206.9	16.5	—
Inventory fair value adjustment	47.9	—	—
Amortization of intangible assets resulting from AZEK acquisition	178.7	—	—
Tax adjustments[2]	(48.1)	23.1	32.9
Adjusted net income	$595.7	$644.3	$707.5

	FY26	FY25	FY24
Net income per common share - diluted	$0.19	$0.98	$1.16
Asbestos related expenses and adjustments	0.10	0.33	0.35
AICF interest income	(0.02)	(0.03)	(0.02)
Restructuring, net	0.03	0.12	0.05
Pre-close financing costs[1]	0.08	—	—
Acquisition related expenses	0.38	0.04	—
Inventory fair value adjustment	0.09	—	—
Amortization of intangible assets resulting from AZEK acquisition	0.33	—	—
Tax adjustments[2]	(0.09)	0.05	0.07
Adjusted diluted earnings per share[3]	$1.09	$1.49	$1.61
____________

1.Includes pre-close financing interest of $34.9 million and $0.8 million in fiscal years 2026 and 2025, respectively, as well as an $11.6 million non-cash loss on our interest rate swap incurred in the first quarter of fiscal year 2026.
2.Includes tax adjustments related to the amortization benefit of certain US intangible assets, asbestos, and discrete items relating to the AZEK acquisition, and $18.2 million in respect of the ATO settlement agreement incurred in the second quarter of fiscal year 2026.
3.Weighted average common shares outstanding used in computing diluted net income per common share of 545.5 million, 432.1 million and 439.6 million for the fiscal years ended March 2026, 2025 and 2024, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

(Millions of US dollars)	FY26	FY25	FY24
Net income	$104.0	$424.0	$510.2
Interest, net	231.1	10.3	15.3
Other expense (income), net	9.8	0.2	(2.7)
Income tax expense	102.7	221.4	244.6
Depreciation and amortization	493.5	216.2	185.0
Acquisition related expenses	206.9	16.5	—
Asbestos related expenses and adjustments	53.7	140.5	153.3
Inventory fair value adjustment	47.9	—	—
Restructuring, net	16.2	50.3	20.1
Adjusted EBITDA	$1,265.8	$1,079.4	$1,125.8

	FY26	FY25	FY24
Net income margin	2.2%	10.9%	13.0%
Interest, net	4.8%	0.3%	0.4%
Other expense (income), net	0.2%	—%	(0.1)%
Income tax expense	2.1%	5.7%	6.2%
Depreciation and amortization	10.2%	5.6%	4.7%
Acquisition related expenses	4.3%	0.4%	—%
Asbestos related expenses and adjustments	1.1%	3.6%	3.9%
Inventory fair value adjustment	1.0%	—%	—%
Restructuring, net	0.3%	1.3%	0.5%
Adjusted EBITDA margin	26.2%	27.8%	28.6%

Free Cash Flow Reconciliation

(Millions of US dollars)	FY26	FY25	FY24
Net cash provided by operating activities	$589.8	$802.8	$914.2
Purchases of property, plant and equipment	(383.9)	(422.2)	(449.3)
Proceeds from sale of property, plant and equipment	108.2	0.4	4.2
Free Cash Flow	$314.1	$381.0	$469.1
Net cash used in investing activities	$(4,208.5)	$(446.7)	$(470.5)
Net cash provided by (used in) financing activities	$3,350.9	$(165.9)	$(210.1)

Liquidity and Capital Resources
Overview
Our primary cash needs are to fund working capital, capital expenditures, debt service and acquisitions we may undertake. As of March 31, 2026, the Company had cash and cash equivalents on hand of $269.2 million and $994.1 million available under our Revolving Credit Facility.
Our gross debt balance increased from $1,124.0 million at March 31, 2025 to $4,567.2 million at March 31, 2026 primarily driven by our new Notes of $1,700.0 million and new Term Facilities of $2,500.0 million, partially offset by the paydown of our term loan of $290.6 million in April 2025 and our voluntary redemption of our €400.0 million senior unsecured notes in December 2025. Readers are referred to

Note 8, “Debt” in the Notes to Consolidated Financial Statements for further information on our debt obligations.
Sources of Liquidity
During fiscal year 2026, we met our liquidity and capital requirements through a mix of external debt facilities, issuance of common stock, cash reserves and cash flows from operations. These internal and external sources of liquidity were primarily used to fund:
•our AZEK acquisition and costs associated with it;
•repayment of terminated facilities, higher interest and debt issuance costs;
•expansion, renovation and maintenance of production capacity;
•our annual contribution to AICF in accordance with the terms of the AFFA; and
•our working capital requirements.
There are certain restrictions that are either imposed upon us as an Irish plc operating under Irish law, imposed upon us by our Credit Agreements or imposed upon us as a party to the AFFA, which may restrict the ability of subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. For more detailed discussion on these restrictions, see Part I, Item 1A “Risk Factors”. Even with these restrictions, based on our existing cash balances, together with anticipated operating cash flows and unutilized credit facilities, we anticipate we will have sufficient funds to meet our planned working capital and other expected cash requirements for the next twelve months.
Cash Flow

	Years Ended March 31			FY26 - FY25 Change		FY25 - FY24 Change
(Millions of US dollars)	FY26	FY25	FY24	Change	Change %	Change	Change %
Net cash provided by operating activities	$589.8	$802.8	$914.2	$(213.0)	(27)	(111.4)	(12)
Net cash used in investing activities	(4,208.5)	(446.7)	(470.5)	(3,761.8)	(842)	23.8	5
Net cash provided by (used in) financing activities	3,350.9	(165.9)	(210.1)	3,516.8	NM	44.2	21
____________
NM - Not meaningful
Year Ended March 31, 2026, Compared with Year Ended March 31, 2025
Cash Provided by Operating Activities
Net cash provided by operating activities was $589.8 million and $802.8 million for the years ended March 31, 2026 and 2025, respectively. The $213.0 million decrease in cash provided by operating activities is primarily due to a decrease in operating income driven by higher acquisition related expenses related to the AZEK acquisition, partially offset by a favorable change in asbestos adjustments and lower restructuring costs.
Cash Used in Investing Activities
Net cash used in investing activities was $4,208.5 million and $446.7 million for the years ended March 31, 2026 and 2025, respectively. The $3,761.8 million increase in cash used in investing activities is primarily due to the cash consideration for the acquisition of AZEK of $3,919.8 million (net of cash acquired), partially offset by higher proceeds from sale of property plant and equipment and lower purchases of plant, property and equipment.

Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $3,350.9 million for the year ended March 31, 2026 compared to net cash used in financing activities of $165.9 million for the year ended March 31, 2025. The $3,516.8 million increase is primarily due to borrowings under the Term Facilities of $2,500.0 million and issuance of the 2031 and 2032 Notes of $1,700.0 million to finance the cash portion of the AZEK acquisition. These borrowings were partially offset by existing debt paydowns and higher debt issuance costs, as well as no share repurchases in fiscal year 2026.
Year Ended March 31, 2025, Compared with Year Ended March 31, 2024
Cash Provided by Operating Activities
Net cash provided by operating activities was $802.8 million and $914.2 million for the years ended March 31, 2025 and 2024, respectively. The $111.4 million decrease in cash provided by operating activities is primarily due to a decrease in operating income driven by lower gross profit and incremental restructuring charges and costs related to the merger agreement with AZEK. An increase in accounts receivable and inventories, both in North America also contributed to the decrease.
Cash Used in Investing Activities
Net cash used in investing activities was $446.7 million and $470.5 million for the years ended March 31, 2025 and 2024, respectively. The $23.8 million decrease in cash used in investing activities is primarily due to lower purchases of property, plant and equipment.
Cash Used in Financing Activities
Net cash used in financing activities was $165.9 million and $210.1 million for the years ended March 31, 2025 and 2024, respectively. The $44.2 million decrease in cash used in financing activities is primarily due to lower shares repurchased, partially offset by a lower net debt drawdown in fiscal year 2025.
Anticipated Future Cash Expenditures
In fiscal year 2027, we expect to spend between 6% and 7% of estimated fiscal year 2027 net sales in capital expenditures.
We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, marketing contracts, and non-cancelable capital and operating leases, outstanding letters of credit and fixed asset purchase commitments.
For a description of our contractual obligations and commitments, see Note 8, “Debt”, Note 9, “Accounts Payable and Accrued Liabilities”, Note 10, “Leases” and Note 15, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Capital Management

Our Capital Allocation framework prioritizes the use of free cash flow as follows:
•Invest in organic growth
•Reduce balance sheet leverage in line with our stated commitments
•Return capital to shareholders
•Evaluate tuck-in opportunities to bolster capabilities in railing & recycling

For fiscal year ending March 31, 2026, we did not repurchase any shares. For fiscal year ended March 31, 2025, we repurchased a total of 4.5 million shares for a total of $149.9 million at an average per share price of $33.48. Refer to Note 17, “Capital Management” in the Notes to Consolidated Financial Statements for further discussion of our share repurchase program.
Agreement with Asbestos Injuries Compensation Fund
Prior to 1987, ABN 60 and the Former James Hardie Companies manufactured products in Australia that contained asbestos. The manufacture and sale of these products have resulted in liabilities for the Former James Hardie Companies in Australia.
In February 2007, our shareholders approved the AFFA, which was entered into on November 21, 2006 to provide long-term funding to AICF for the compensation of proven Australian-related personal injuries for which the Former James Hardie Companies are found liable. AICF, an independent trust, subsequently assumed ownership of the Former James Hardie Companies.
Under the terms of the AFFA, the Performing Subsidiary makes annual payments to AICF. The amount of these annual payments is dependent on several factors, including our free cash flow (as defined in the AFFA), actuarial estimations, actual claims paid, operating expenses of AICF, changes in the AUD/USD exchange rate and the annual cash flow cap.
We funded A$193.6 million ($125.4 million) to AICF, excluding interest, during fiscal year 2026, as provided under the AFFA. As of March 31, 2026, we have contributed approximately A$2,538.5 million to the fund since its inception.
In accordance with the terms of the AFFA, the Company anticipates that it will contribute approximately A$136 million ($93 million based on the exchange rate at March 31, 2026) to AICF during the fiscal year ending March 31, 2027.

Readers are referred to Note 1, “Organization and Significant Accounting Policies” and Note 12, “Asbestos” in the Notes to Consolidated Financial Statements for further information on asbestos.
Critical Accounting Estimates
As stated in Note 1 to our Consolidated Financial Statements, the preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported revenue and expenses during the periods presented therein.
We have identified the following most critical accounting policies under which significant judgments, estimates and assumptions are made and where actual results may differ from these estimates under different assumptions and conditions and may materially affect financial results or the financial position reported in future periods:
Accounting for the AFFA
The amount of the asbestos liability has been recognized by reference to (but not exclusively based upon) the most recent actuarial estimate of projected future cash flows as calculated by KPMG. Based on their assumptions, KPMG arrived at a range of possible total future cash flows and calculated a central estimate, which is intended to reflect a probability-weighted expected outcome of those actuarially estimated future cash flows projected by the actuary to occur through 2074.
We recognize the asbestos liability in the consolidated financial statements on an undiscounted and uninflated basis. We considered discounting when determining the best estimate under US GAAP. We have recognized the asbestos liability by reference to (but not exclusively based upon) the central estimate as undiscounted on the basis that it is our view that the timing and amounts of such cash flows are not fixed or readily determinable. We considered inflation when determining the best estimate under

US GAAP. It is our view that there are material uncertainties in estimating an appropriate rate of inflation over the extended period of the AFFA. We view the undiscounted and uninflated central estimate as the best estimate under US GAAP.
Adjustments in the asbestos liability due to changes in the actuarial estimate of projected future cash flows and changes in the estimate of future operating costs of AICF are reflected in the consolidated statements of operations and comprehensive income during the period in which they occur. Claims paid by AICF and claims-handling costs incurred by AICF are treated as reductions in the asbestos liability balances.
In estimating the potential financial exposure, KPMG has made a number of assumptions, including, but not limited to, assumptions related to the peak period of claims, total number of claims that are reasonably estimated to be asserted through 2074, the typical cost of settlement (which is sensitive to, among other factors, the industry in which a plaintiff claims exposure, the alleged disease type, the age of the claimant and the jurisdiction in which the action is brought), the legal costs incurred in the litigation of such claims, the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. Changes to the assumptions may be necessary in future periods should claims reporting escalate or decline.
An updated actuarial assessment is performed as of March 31 each year. Any changes in the estimate will be reflected as a charge or credit to the consolidated statements of operations and comprehensive income for the year then ended.
Accounting for Business Combinations and Customer Intangible Assets
We account for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the purchase price of an acquired business is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill. The determination of the fair value of assets acquired and liabilities assumed requires management to make significant estimates and assumptions.
During the year ended March 31, 2026, we completed the acquisition of AZEK. A substantial portion of the purchase price was allocated to identifiable intangible assets, including customer relationships. The valuation of these assets required the use of significant estimates and assumptions that involve judgment. Customer relationship intangible assets represent the estimated fair value of the future economic benefits expected to be derived from existing customer contracts and relationships acquired in the transaction. These assets were valued using an income-based valuation methodology, which estimates the present value of the future cash flows attributable to the asset.
Significant assumptions used in valuing customer relationship intangible assets include forecasted revenues attributable to existing customers, estimated operating margins associated with the customer relationships, discount rates used to present value projected cash flows and estimated useful lives of the customer relationships. These assumptions require management’s judgment and are based on historical experience, industry data, and expectations regarding future economic conditions. Changes in these assumptions could materially affect the estimated fair value assigned to customer relationship intangible assets and the resulting amount of goodwill recognized in the transaction.

Customer relationship intangible assets recognized in the acquisition are amortized on a straight-line basis over their estimated useful lives, which generally reflect the pattern in which the economic benefits of the asset are expected to be consumed. The estimated useful life assigned to these assets also requires judgment and can have a significant impact on future amortization expense.

Inventory
Inventories are recorded at the lower of cost or net realizable value. In order to determine net realizable value, management regularly reviews inventory quantities on hand and evaluates significant items to determine whether they are excess, slow-moving or obsolete. The estimated value of excess, slow-moving and obsolete inventory is recorded as a reduction to inventory and an expense in cost of sales in the period in which it is identified. This estimate requires management to make judgments about the future demand for inventory and is therefore at risk to change from period to period. If our estimate for the future demand for inventory is greater than actual demand and we fail to reduce manufacturing output accordingly, we could be required to record additional inventory reserves, which would have a negative impact on our gross profit.
Accounting for Income Tax
We recognize deferred tax assets and deferred tax liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financially reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we believe are more likely than not to be realized. We must assess whether, and to what extent, we can recover our deferred tax assets. If we cannot satisfy a more-likely-than-not threshold for full or partial recovery, we must increase our income tax expense by recording a valuation allowance against the portion of deferred tax assets that we cannot recover. If facts later indicate that we will be unable to recover all or a portion of our net deferred tax assets, our income tax expense would increase in the period in which we determine that recovery does not meet the more-likely-than-not threshold.
We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. Positions taken by an entity in its income tax returns must satisfy a more-likely-than-not recognition threshold, assuming that the positions will be examined by taxing authorities with full knowledge of all relevant information, in order for the positions to be recognized in the Consolidated Financial Statements. Each quarter we evaluate the income tax positions taken, or expected to be taken, to determine whether these positions meet the more-likely-than-not threshold. We are required to make subjective judgments and assumptions regarding our income tax positions and must consider a variety of factors, including the current tax statutes and the current status of audits performed by tax authorities in each tax jurisdiction in which we operate. To the extent an uncertain tax position is resolved for an amount that varies from the recorded estimated liability, our income tax expense in a given financial statement period could be materially affected.
Goodwill and Other Intangible Assets
Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested at the reporting unit level for impairment annually, or more often if indicators of impairment exist. Factors that could cause an impairment in the future could include, but are not limited to, adverse macroeconomic conditions, deterioration in industry or market conditions, changes in the applied discount rate which reflects the risk inherent in future cash flows, decline in revenue and cash flows or increases in costs and capital expenditures compared to projected results. A goodwill impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit.
Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of trade names, customer relationships, technology and other intangible assets. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from 2 to 18 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows. We perform an impairment test of intangibles annually, or whenever events or changes in circumstances indicate their carrying value may be impaired.

Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment, are evaluated each quarter for events or changes in circumstances that indicate an asset might be impaired because the carrying amount of the asset may not be recoverable. These include, without limitation, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used, a current period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group and/or a current expectation that it is more likely than not that a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Identifying these events and changes in circumstances, and assessing their impact on the appropriate valuation of the affected assets requires us to make judgments, assumptions and estimates.
When such indicators of potential impairment are identified, recoverability is tested by grouping long-lived assets that are used together and represent the lowest level for which cash flows are identifiable and distinct from the cash flows of other long-lived assets, which is typically at the production line or plant facility level, depending on the type of long-lived asset subject to an impairment review.
Recoverability is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. The methodology used to estimate the fair value of the asset group is based on a discounted cash flow analysis or a relative, market-based approach based on purchase offers or appraisals received from third parties, which considers the asset group’s highest and best use that would maximize the value of the asset group. In addition, the estimated fair value of an asset group also considers, to the extent practicable, a market participant’s expectations and assumptions in estimating the fair value of the asset group. If the carrying amount exceeds the estimated undiscounted future cash flows and is more than the estimated fair value of the asset group, an impairment charge is recognized at the amount by which the carrying amount exceeds the estimated fair value of the asset group.
In estimating the fair value of the asset group, we are required to make certain estimates and assumptions that include forecasting the useful lives of the assets, selecting an appropriate discount rate that reflects the risk inherent in future cash flows, forecasting market demand for our products and recommissioning idle assets to meet anticipated capacity constraints in the future. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to material impairment losses in future periods.
Recently Issued and Adopted Accounting Pronouncements
Information regarding accounting pronouncements adopted in fiscal year 2026 and recently issued are included in Note 1, “Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries and, as a result, are exposed to foreign currency exchange rate risk inherent in purchases, sales, assets and liabilities denominated in currencies other than the US dollar. We also are exposed to interest rate risk associated with our long-term debt, and commodity price risk relative to changes in prices of commodities we use in production.
Periodically, interest rate swaps and forward exchange contracts are used to manage market risks and reduce exposure resulting from fluctuations in interest rates and foreign currency exchange rates. Our policy is to enter into derivative instruments solely to mitigate risks in our business and not for trading or speculative purposes. There can be no assurance that we will be successful in these mitigation strategies or that fluctuation in interest rates, commodity prices and foreign currency exchange rates will not have a material adverse effect on our financial position, liquidity, results of operations and cash flows.
Foreign Currency Exchange Rate
We have significant operations outside of the United States and, as a result, are exposed to changes in exchange rates which affect our financial position, results of operations and cash flows. In addition, payments to AICF are required to be made in Australian dollars. Our foreign exchange risk is primarily related to the US dollar relative to the Australian dollar and Euro. To manage exchange rate risk, we execute both our international revenue and expense transactions in the same foreign currency to the extent practicable.
We purchase raw materials and fixed assets and sell some finished products for amounts denominated in currencies other than the functional currency of the business in which the related transaction is generated. Further, in order to protect against foreign exchange rate movements, we may enter into forward exchange contracts timed to mature when settlement of the underlying transaction is due to occur.
Interest Rate Risk
We have market risk from changes in interest rates, related to our senior secured credit facilities (the “Credit Facilities”). Assuming the Credit Facilities were fully drawn for the entire year, each one percentage point increase (decrease) in interest rates, after giving effect to related derivatives, would result in a $25.0 million and $9.1 million increase (decrease) in annual cash interest expense for the years ended March 31, 2026 and 2025, respectively. We currently have a $1,000.0 million floating-for-fixed rate swap maturing June 2028.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with energy, fuel and raw materials. While we expect to continue operating in tight markets for these commodities, we do enter into various sourcing arrangements in an effort to minimize cost volatility. However, if such commodity prices decrease, these fixed pricing arrangements may negatively impact our cost of sales over the longer-term.
We have assessed the market risk of our core commodities and believe that a +/- 10% change in the average cost of these materials for the year ended March 31, 2026 would have resulted in +/- $57.9 million or 1.9% impact on our cost of sales for fiscal year 2026.
For fiscal year 2025, we have assessed the market risk of our core commodities and believe that a +/- 10% change in the average cost of these materials for the year ended March 31, 2025 would have resulted in +/- $50.9 million or 2.1% impact on our cost of sales for fiscal year 2025.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are located beginning on page F-1 of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Annual Report on Internal Control Over Financial Reporting
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and are subject to certain limitations, including the exercise of judgment by individuals, the difficulty in identifying unlikely future events, and the difficulty in eliminating misconduct completely. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026 to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment using those criteria, we concluded that our internal control over financial reporting was effective as of March 31, 2026.
Management excluded AZEK, which was acquired on July 1, 2025, from our assessment of internal control over financial reporting as of March 31, 2026. AZEK represents approximately 27% of the Company’s consolidated total assets, excluding goodwill and intangible assets, and approximately 22% of the Company’s consolidated net sales as of and for the year ended March 31, 2026. This exclusion is in accordance with the SEC staff's general guidance that an assessment of an acquired business may be omitted from the scope of management's assessment of the effectiveness of internal control over financial reporting for one year following the acquisition. See Note 2 to our consolidated financial statements for further discussion of the AZEK acquisition.
The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of James Hardie Industries plc
Opinion on Internal Control Over Financial Reporting
We have audited James Hardie Industries plc’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, James Hardie Industries plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The AZEK Company, Inc., which is included in the 2026 consolidated financial statements of the Company and constituted 27% of total assets, excluding goodwill and intangible assets, as of March 31, 2026 and 22% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of The AZEK Company, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 19, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Irvine, California
May 19, 2026

ITEM 9B. OTHER INFORMATION
In addition to the Company’s primary listing on the New York Stock Exchange, the Company’s shares of common stock are also quoted in the form of CUFS on the ASX and trade under the ticker symbol “JHX”. As part of our ASX listing, we are required to comply with the various disclosure requirements as set out under the ASX Listing Rules. The following information in this Item 9B is intended to comply with the ASX Listing Rules (where that information has not been provided elsewhere in this Annual Report).
Australian Corporate Governance Statement
The Board of Directors and employees of the Company are committed to developing, promoting and maintaining a strong culture of good corporate governance and ethical conduct. The Board of Directors confirm that the Company’s corporate governance framework is generally consistent with the ASX’s Corporate Governance Council’s “Corporate Governance Principles and Recommendations” (4th Edition) (“ASX Governance Recommendations”). The Company’s Corporate Governance Statement is available for viewing at (ir.jameshardie.com.au). The Corporate Governance Statement sets out the ASX Governance Recommendations and the Company’s response as to how and whether it follows those recommendations. Where the Company’s practices depart from a recommendation, the Board of Directors has disclosed in the Corporate Governance Statement the departure along with reasons for the adoption of its own practices. The Company’s most recent Corporate Governance Statement, dated May 14, 2026 and approved by the Board of Directors remains accurate as of the date of this Annual Report.

General information

The name of our Company Secretary is Ms. Aoife Rockett.

The Company’s ASX liaison officer who is responsible for communications with the ASX is Ms. Aoife Rockett.

The address of our registered office in Australia is Level 17, 60 Castlereagh St., Sydney, New South Wales 2000 and our telephone number there is +61 2 13 11 03.

Registers of securities are held as follows:
•for CDIs in Australia at Computershare Investor Services Pty Limited, GPO Box 2975, Melbourne, VIC 3001, telephone number +61 3 9415 4000 or toll free within Australia: 1300 855 080; and
•for common stock in the United States at Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078, telephone number +1-781-575-2906 or toll free 866-644-4127.

Our common stock, also referred to as ordinary shares, is quoted on the New York Stock Exchange under the symbol “JHX”. Our CUFS (representing underlying shares of common stock in the Company) are quoted on the ASX and trade under the ticker symbol “JHX”.

The Company is not subject to Chapters 6, 6A, 6B and 6C of the Corporations Act 2001 (Cth) dealing with the acquisition of shares (i.e., substantial holdings and takeovers).

2026 Annual General Meeting
Our board of directors has determined that our 2026 annual general meeting will be held on August 20, 2026 (the “2026 Annual Meeting”). The time and location of the 2026 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2026 Annual Meeting to be filed with the SEC and the ASX.

Because the expected date of the 2026 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of our 2025 annual general meeting, we are informing shareholders of this change and the updated deadline for shareholders to submit proposals intended for consideration at the 2026 Annual Meeting in accordance with the rules and regulations of the SEC. Accordingly, to be timely, shareholders wishing to submit proposals pursuant to Rule 14a-8 of Regulation 14A and intended to be considered at the 2026 Annual Meeting must ensure that proper notice is received by us at our offices no later than the close of business on June 1, 2026, which we consider a reasonable time before we will begin printing and mailing proxy materials. SEC rules permit a proxy holder to vote in its discretion as to proposals that do not comply with this deadline (and in certain cases notwithstanding compliance with this deadline). Similarly, shareholders who intend to submit director nominees other than our nominees at our 2026 Annual Meeting and who seek to include such nominees on our proxy card must provide us the notice setting forth the information required by Rule14a-19 under the Exchange Act no later than June 21, 2026. Our Constitution and Irish law provide other deadlines for submitting proposals, including director nominations.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement for our 2026 Annual General Meeting of shareholders, or the Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.
Code of Ethics
We have adopted a Global Code of Business Conduct (the “Code of Conduct”) which applies to all of the Company’s employees and directors. The Code of Conduct covers many aspects of corporate policy and addresses compliance with legal and other responsibilities to stakeholders. All directors and employees of the Company worldwide are required to review the Code of Conduct on an annual basis. As part of its oversight functions, the Audit Committee oversees the Code of Conduct and reviews the policy on an annual basis. A copy of the Code of Conduct is available in the Governance section of the Company’s investor relations website (ir.jameshardie.com.au).
Complaints/Ethics Reporting Hotline
The Code of Conduct provides employees with whom they should contact if they have information or questions regarding potential violations of the policy. Globally, the Company maintains an ethics reporting hotline operated by an independent external provider which allows employees to report anonymously any concerns. All Company employees worldwide are required to complete annual Code of Conduct training, which includes information about the ethics reporting hotline.
All complaints, whether to the ethics reporting hotline or otherwise, are initially reported directly to the Chief Legal Officer, Employment Counsel, Chief Human Resources Officer and the VP of Internal Audit (except in cases where the complaint refers to one of them). The material complaints are referred immediately to the Chair of the Board and the Audit Committee. Less serious complaints are reported to the Audit Committee on a quarterly basis.
Interested parties who have a concern about the Company’s conduct, including accounting, internal controls or audit matters, may communicate directly with the Company’s Chair of the Board, directors as a group, the Chair of the Audit Committee or Audit Committee members. These communications may be confidential or anonymous, and may be submitted in writing to the Company Secretary at the Company’s corporate headquarters or submitted by phone on +353 1 4119929. All concerns will be forwarded to the appropriate directors for their review and will be simultaneously reviewed and addressed by the Company’s Chief Legal Officer in the same way that other concerns are addressed. The Company’s Code of Conduct, which is described above, prohibits any employee from retaliating or taking any adverse action against anyone for raising or helping to resolve a concern about integrity.
Insider Trading
We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by us and by our directors, officers and employees, as well as their immediate family members and entities owned or controlled by them, and that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.

Anti-Bribery and Corruption
We are committed to ensuring a workplace free from bribery and corruption. This zero tolerance is endorsed and supported by senior management and the Board. All employees must comply with the Company’s Anti-Bribery and Corruption Policy. All complaints are initially reported directly to the Chief Legal Officer, Employment Counsel, Chief Human Resources Officer and the VP of Internal Audit (except in cases where the complaint refers to one of them). The material complaints are referred immediately to the Chair of the Board and the Audit Committee. Less serious complaints are reported to the Audit Committee on a quarterly basis.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our definitive Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the 2026 fiscal year, and is herein incorporated by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
a.List the following documents filed as a part of the report:
i.Financial statements: The financial statements and notes thereto annexed to this report beginning on page F-1.
ii.Financial statement schedules: All schedules are omitted because they are either not applicable or the required information is disclosed in our audited consolidated financial statements or the accompanying notes.
iii.Exhibits: The lists of Exhibits filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
3.1	Memorandum of Association of James Hardie Industries plc, as amended	1.1	Form 20-F filed on May 18, 2021
3.2	Articles of Association of James Hardie Industries plc	1.2	Form 20-F filed on May 18, 2021
4.1*	Description of Registrant’s Securities
4.2	Indenture, dated December 13, 2017, by and among James Hardie International Finance Designated Activity Company, the guarantors named therein and Deutsche Bank Trust Company Americas	2.13	Form 20-F filed on May 22, 2018
4.3	Form of 5.000% Senior Note due 2028	2.15	Form 20-F filed on May 22, 2018
4.4*	Indenture, dated June 17, 2025, by and among JH North America Holdings Inc., the guarantors named therein and U.S. Bank Trust Company, National Association
4.5*	Form of Rule 144A 5.875% Senior Secured Note due 2031
4.6*	Form of Rule 144A 6.125% Senior Secured Note due 2032
4.7*	Form of Regulation S 5.875% Senior Secured Note due 2031
4.8*	Form of Regulation S 6.125% Senior Secured Note due 2032
10.1	Guarantee Trust Deed, dated December 19, 2006, by and between James Hardie Industries N.V. and AET Structured Finance Services Pty Limited	4.12	Post-Effective No. 1 to Form F-4 filed on June 17, 2010 (File No. 333-165531)
10.2	Performing Subsidiary Undertaking and Guarantee Trust Deed, dated December 19, 2006, by and between James Hardie 117 Pty Limited and AET Structured Finance Services Pty Limited	4.14	Post-Effective No. 1 to Form F-4 filed on June 17, 2010 (File No. 333-165531)
10.3	Intercreditor Deed, dated December 19, 2006, by and among The State of New South Wales, James Hardie Industries N.V., Asbestos Injuries Compensation Fund Limited and AET Structured Finance Services Pty Limited	10.34	Post-Effective No. 1 to Form F-4 filed on June 17, 2010 (File No. 333-165531)
10.4	Letter Agreement, dated March 21, 2007, amending the Intercreditor Deed, dated December 19, 2006, by and among The State of New South Wales, James Hardie Industries N.V., Asbestos Injuries Compensation Fund Limited and AET Structured Finance Services Pty Limited	10.35	Post-Effective No. 1 to Form F-4 filed on June 17, 2010 (File No. 333-165531)
10.5	Performing Subsidiary Intercreditor Deed, dated December 19, 2006, by and among The State of New South Wales, James Hardie 117 Pty Limited, Asbestos Injuries Compensation Fund Limited and AET Structured Finance Services Pty Limited	10.37	Post-Effective No. 1 to Form F-4 filed on June 17, 2010 (Commission File Number 333-165531)

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
10.6	Letter Agreement, dated March 21, 2007, amending the Performing Subsidiary Intercreditor Deed, dated December 19, 2006, by and among The State of New South Wales, James Hardie 117 Pty Limited, Asbestos Injuries Compensation Fund Limited and AET Structured Finance Services Pty Limited	10.38	Post-Effective No. 1 to Form F-4 filed on June 17, 2010 (File No. 333-165531)
10.7	Amending Deed to Guarantee Trust Deed, dated October 6, 2009, by and between James Hardie Industries N.V. and AET Structured Finance Services Pty Limited	2.10	Form 20-F filed on June 30, 2010
10.8	Amending Deed to Performing Subsidiary Undertaking and Guarantee Trust Deed, dated October 6, 2009, by and between James Hardie 117 Pty Limited and AET Structured Finance Services Pty Limited	2.12	Form 20-F filed on June 30, 2010
10.9	Amending Deed (Intercreditor Deed), dated June 23, 2009, by and among The State of New South Wales, James Hardie Industries N.V., Asbestos Injuries Compensation Fund Limited and AET Structured Finance Services Pty Limited	4.36	Form 20-F filed on June 30, 2010
10.10	Amending Deed (Performing Subsidiary Intercreditor Deed), dated June 23, 2009, by and among The State of New South Wales, James Hardie 117 Pty Limited, Asbestos Injuries Compensation Fund Limited and AET Structured Finance Services Pty Limited	4.39	Form 20-F filed on June 30, 2010
10.11	Deed of Release - Unions and Banton, dated December 21, 2005, by and among James Hardie Industries N.V., Australian Council of Trade Unions, Unions New South Wales, and Bernard Douglas Banton	4.23	Form 20-F filed on September 29, 2006
10.12	Deed of Release, dated June 22, 2006, by and between James Hardie Industries N.V. and The State of New South Wales	4.25	Form 20-F filed on September 29, 2006
10.13	Amended and Restated Final Funding Agreement, dated November 21, 2006, by and among James Hardie Industries N.V., James Hardie 117 Pty Ltd, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	99.4	Form 6-K filed on January 5, 2007
10.14	Asbestos Injuries Compensation Fund Amended and Restated Trust Deed, dated December 14, 2006, by and between James Hardie Industries N.V. and Asbestos Injuries Compensation Fund Limited	4.22	Form 20-F filed on July 6, 2007
10.15	Second Irrevocable Power of Attorney, dated December 14, 2006, by and between Asbestos Injuries Compensation Fund Limited and The State of New South Wales	4.26	Form 20-F filed on July 6, 2007
10.16	Deed of Accession, dated December 14, 2006, by and among Asbestos Injuries Compensation Fund Limited, James Hardie Industries N.V., James Hardie 117 Pty Limited and The State of New South Wales	4.27	Form 20-F filed on July 6, 2007
10.17	Amendment to Amended and Restated Final Funding Agreement, dated August 6, 2007, by and among, James Hardie Industries NV, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	4.22	Form 20-F filed on July 8, 2008
10.18	Deed Poll, dated June 11, 2008, amendment of the Asbestos Injuries Compensation Fund Amended and Restated Trust Deed	4.27	Form 20-F filed on July 8, 2008

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
10.19	Amendment to Amended and Restated Final Funding Agreement, dated November 8, 2007, by and among, James Hardie Industries NV, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	4.23	Form 20-F filed on July 8, 2008
10.20	Amendment to Amended and Restated Final Funding Agreement, dated June 11, 2008, by and among, James Hardie Industries NV, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	4.24	Form 20-F filed on July 8, 2008
10.21	Amendment to Amended and Restated Final Funding Agreement, dated July 17, 2008, by and among, James Hardie Industries NV, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	10.27	Registration Statement on Form F-4 filed on June 23, 2009 (File No. 333-160177)
10.22	Deed of Confirmation, dated June 23, 2009, by and among James Hardie Industries N.V, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	10.37	Registration Statement on Form F-4/A filed on July 10, 2009 (File No. 333-160177)
10.23	Amending Agreement (Parent Guarantee), dated June 23, 2009, by and among Asbestos Injuries Compensation Fund Limited, The State of New South Wales and James Hardie Industries N.V.	4.30	Form 20-F filed on June 30, 2010
10.24	Deed to amend the Amended and Restated Final Funding Agreement and facilitate the Authorized Loan Facility, dated December 9, 2010, by and among James Hardie Industries SE, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of each of the Compensation Funds	4.25	Form 20-F filed on June 29, 2011
10.25	AICF facility agreement, dated December 9, 2010, by and among Asbestos Injuries Compensation Fund Limited, ABN 60 Pty Limited, Amaca Pty Ltd, Amaba Pty Ltd and The State of New South Wales	4.40	Form 20-F filed on June 29, 2011
10.26	Fixed and Floating Charge, dated December 9, 2010, by and among Asbestos Injuries Compensation Fund Limited, ABN 60 Pty Limited, Amaca Pty Ltd, Amaba Pty Ltd and The State of New South Wales	4.41	Form 20-F filed on June 29, 2011
10.27	Deed to amend the Amended and Restated Final Funding Agreement, dated February 29, 2012, by and among James Hardie Industries SE, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of each of the Compensation Funds	4.27	Form 20-F filed on July 2, 2012
10.28	Deed to amend the Amended and Restated Final Funding Agreement, dated March 28, 2012, by and among James Hardie Industries SE, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of each of the Compensation Funds	4.28	Form 20-F filed on July 2, 2012

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
10.29	Summary of Amendments to Amended and Restated Final Funding Agreement, dated December 20, 2013, by and among, James Hardie Industries NV, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee of the Asbestos Injuries Compensation Fund	4.37	Form 20-F filed on June 26, 2014
10.30	Deed of Amendment, dated February 27, 2015, by and among Asbestos Injuries Compensation Fund Limited, ABN 60 Pty Limited, Amaca Pty Ltd, Amaba Pty Ltd and The State of New South Wales	4.32	Form 20-F filed on May 21, 2015
10.31	Deed of Amendment, Amended and Restated Final Funding Agreement, dated December 19, 2017, by and among James Hardie Industries plc, James Hardie 117 Pty Limited, The State of New South Wales and Asbestos Injuries Compensation Fund Limited in its capacity as trustee for each of the Compensation Fund	4.31	Form 20-F filed on May 22, 2018
10.32†	James Hardie Industries plc 2020 Non-Executive Director Equity Plan	4.34	Form 20-F filed on May 18, 2021
10.33*†	Amended and Restated James Hardie Industries SE 2001 Equity Incentive Plan
10.34†	Amended and Restated James Hardie Industries plc Long Term Incentive Plan 2006	4.2	Form 20-F filed on May 17, 2022
10.35†	Form of Joint and Several Indemnity Agreement among James Hardie N.V., James Hardie (USA) Inc. and certain indemnitees thereto	4.15	Form 20-F filed on July 7, 2005
10.36†	Form of Joint and Several Indemnity Agreement among James Hardie Industries N.V., James Hardie Inc. and certain indemnitees thereto	4.16	Form 20-F filed on July 7, 2005
10.37†	Form of Deed of Access, Insurance and Indemnity between James Hardie Industries N.V. and supervisory board directors and managing board directors	4.9	Form 20-F filed on July 8, 2008
10.38†	Form of Indemnity Agreement between James Hardie Building Products, Inc. and supervisory board directors, managing board directors and certain executive officers	4.10	Form 20-F filed on July 8, 2008
10.39†	Form of Irish law-governed Deed of Access, Insurance and Indemnity between James Hardie Industries SE, a European Company registered in Ireland, and its directors, company secretary and certain senior employees thereto	10.10	Registration Statement on Form F-4 filed on June 23, 2009 (File No. 333-160177)
10.40†	Form of Deed of Access, Insurance and Indemnity between James Hardie Industries plc, and certain indemnitees thereto	4.9	Form 20-F filed on May 21, 2015
10.41*†	Form of Global Return on Capital Employed Restricted Stock Unit Award Agreement under the Long Term Incentive Plan dated as of August 1, 2006

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
10.42*†	Form of Global Relative TSR Restricted Stock Unit Award Agreement under the Long Term Incentive Plan dated as of August 1, 2006
10.43*†	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2001 Equity Incentive Plan
10.44*†	Executive Employment Agreement by and between James Hardie Building Products Inc. and Aaron Erter, dated August 5, 2022
10.45*†	Offer Letter between James Hardie Building Products Inc. and Ryan Lada, dated November 17, 2025
10.46*†	Offer Letter between James Hardie Building Products Inc. and Jonathan Skelly, dated February 9, 2026
10.47*†	Promotion Offer Letter between James Hardie Building Products Inc. and Ryan Kilcullen, dated August 10, 2022
10.48*†	Offer Letter between James Hardie Building Products Inc. and Farhaj Majeed, dated January 9, 2023
10.49*†	Offer Letter between James Hardie Building Products Inc. and Rachel Wilson, dated August 16, 2023
10.50*†	Promotion Offer Letter between James Hardie Building Products Inc. and Sean Gadd, dated August 10, 2022
10.51*†	Annual Short-Term Incentive Plan
10.52*†	The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan
10.53*†	Transition Services Agreement between the Registrant and Rachel Wilson, dated November 17, 2025
10.54*†
Form of The AZEK Company Inc. Non-Qualified Stock Option Award Agreement, under The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan (Converted into James Hardie Stock Options as of July 1, 2025)

10.55*†
Form of The AZEK Company Inc. Performance Share Unit Award Agreement, under The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan (Converted into Time-Vesting James Hardie RSUs on July 1, 2025)

10.56*†
Form of The AZEK Company Inc. Restricted Stock Unit Award Agreement, under the The AZEK Company Inc. 2020 Omnibus Incentive Compensation Plan (Converted into Time-Vesting James Hardie RSUs on July 1, 2025)

10.57*†	Form of The AZEK Company Inc. Retention Bonus Agreement
10.58*†	The AZEK Company Inc. Key Employee Bonus Plan
10.59*†	The AZEK Company Inc. Executive Severance Plan, as Amended on June 3, 2025
10.60*†	Form of Integration Restricted Stock Unit Award Agreement
10.61*†	Form of Integration Cash Award Agreement

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
10.62*†	Form of the North America Performance Restricted Stock Unit Award Agreement under the Long Term Incentive Plan dated as of August 1, 2006
10.63*†	Form of Global Scorecard LTI Award Agreement under the Long Term Incentive Plan dated as of August 1, 2006
10.64*†	Executive Deferred Compensation Plan, dated as of January 1, 2021
10.65*†	Executive Deferred Compensation Adoption Agreement, as Amended on September 9, 2024
10.67*
Credit and Guaranty Agreement, dated May 30, 2025, by and among James Hardie International Group Limited, JH North America Holdings Inc., the revolving credit borrowers party thereto, the guarantors party thereto, the lenders and L/C issuers party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.68*
Pledge Agreement, dated May 30, 2025, by and among James Hardie International Group Limited, JH North America Holdings Inc., the other pledgors party thereto and Bank of America, N.A. as Collateral Agent

19*	Insider Trading Policy
21*	List of subsidiaries of James Hardie Industries plc
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of KPMG
31.1*	Certification of Chief Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Compensation	97.1	Form 20-F filed on May 20, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included as part of the Exhibit 101 Inline XBRL Document Set)
____________
1.Unless otherwise noted, the File Number for all filings is File No. 001-15240
*    Filed herewith
†     Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES HARDIE INDUSTRIES plc

Date: May 19, 2026	By:	/s/ AARON ERTER
Aaron Erter
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AARON ERTER	Chief Executive Officer and Director	May 19, 2026
Aaron Erter	(Principal Executive Officer)

/s/ RYAN LADA	Chief Financial Officer	May 19, 2026
Ryan Lada	(Principal Financial Officer)

/s/ DAVID HILL	Chief Accounting Officer	May 19, 2026
David Hill	(Principal Accounting Officer)

/s/ NIGEL STEIN	Chairman of the Board of Directors	May 19, 2026
Nigel Stein

/s/ HOWARD HECKES	Director	May 19, 2026
Howard Heckes

/s/ GARY HENDRICKSON	Director	May 19, 2026
Gary Hendrickson

/s/ RENEE PETERSON	Director	May 19, 2026
Renee Peterson

/s/ JOHN PFEIFER	Director	May 19, 2026
John Pfeifer

/s/ SUZANNE B. ROWLAND	Director	May 19, 2026
Suzanne B. Rowland

/s/ JESSE SINGH	Director	May 19, 2026
Jesse Singh

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of James Hardie Industries plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of James Hardie Industries plc (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asbestos Liability Valuation
Description of the Matter
At March 31, 2026, the aggregate asbestos liability was $1,008.6 million. As disclosed in Note 12 to the consolidated financial statements, the liability relates to an agreement to provide long-term funding to the Asbestos Injuries Compensation Fund (“AICF”), a special purpose fund established to provide compensation of proven Australian-related personal injuries.
Auditing management’s estimate of the asbestos liability is challenging because the estimation process is based on actuarial estimates of projected future cash flows which are inherently uncertain. The projected cash flows are complex and use subjective assumptions including the projected number of claims, estimated cost of settlement per claim, legal costs, and timing of receipt of claims and settlements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the identification of claims, review of calculations performed by the Company’s third-party actuary and management’s review of the use of historical claim data and actuarial assumptions mentioned above to project the future liability.
To evaluate the estimate of the asbestos liability, our audit procedures included, among others, testing the underlying claims data used in the calculation to internal and external data on a sample basis. We involved our actuarial specialists to assist in evaluating the methodologies and key assumptions mentioned above to independently develop a range for the asbestos liability and compared that range to management’s recorded liability. We also assessed the adequacy of the related disclosures in the Company’s consolidated financial statements.

AZEK Acquisition Valuation
Description of the Matter
As described in Note 2 of the consolidated financial statements, on July 1, 2025, the Company completed the acquisition of AZEK pursuant to the Agreement and Plan of Merger dated March 23, 2025, as amended, among James Hardie Industries plc, Juno Merger Sub Inc. and AZEK for purchase consideration of approximately $8,393.5 million, of which $2,830.0 million was allocated to the customer relationships. As a result of the acquisition, which was accounted for as a business combination, AZEK became a wholly-owned subsidiary of the Company.
Auditing the Company’s accounting for its acquisition of AZEK was complex due to the significant estimation uncertainty in determining the fair value of customer relationships. The Company valued the customer relationships using an income approach; specifically, the multi-period excess earnings model. The significant estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions, including projected revenue, revenue growth, EBITDA margin, and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the purchase price allocation process. We tested management’s review controls over the significant assumptions described above along with the completeness and accuracy of the data used in the fair value estimate.
To test the estimated fair value of the customer relationships, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions described above used to develop the prospective financial information and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and significant assumptions used by management to determine the fair value estimates. We compared the significant assumptions to current industry, market and economic trends, as well as historical results of the Company’s business and other guideline companies within the same industry. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the estimated fair value of the customer relationships resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Irvine, California
May 19, 2026

James Hardie Industries plc
Consolidated Balance Sheets

(Millions of US dollars)	March 31 2026	March 31 2025
Assets
Current assets:
Cash and cash equivalents	$269.2	$562.7
Restricted cash and cash equivalents	5.0	5.0
Restricted cash and cash equivalents - Asbestos	70.2	37.9
Restricted short-term investments - Asbestos	198.5	175.8
Accounts and other receivables, net	517.3	391.8
Inventories	635.7	347.1
Prepaid expenses and other current assets	113.6	100.6
Assets held for sale	10.9	73.1
Insurance receivable - Asbestos	3.5	5.5
Workers’ compensation - Asbestos	2.9	2.3
Total current assets	1,826.8	1,701.8
Property, plant and equipment, net	3,084.6	2,169.0
Operating lease right-of-use-assets	133.4	70.4
Finance lease right-of-use-assets	100.8	2.7
Goodwill	4,780.4	193.7
Intangible assets, net	3,340.1	145.6
Insurance receivable - Asbestos	20.8	23.2
Workers’ compensation - Asbestos	18.7	16.5
Deferred income taxes	73.3	600.4
Deferred income taxes - Asbestos	282.5	284.5
Other assets	27.2	22.1
Total assets	$13,688.6	$5,229.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$712.5	$446.4
Accrued payroll and employee benefits	167.9	133.3
Operating lease liabilities	32.9	21.6
Finance lease liabilities	5.6	1.1
Long-term debt, current portion	43.8	9.4
Accrued product warranties	10.7	7.3
Income taxes payable	13.1	10.3
Asbestos liability	128.3	119.4
Workers’ compensation - Asbestos	2.9	2.3
Other liabilities	39.7	59.1
Total current liabilities	1,157.4	810.2
Long-term debt	4,491.2	1,110.1
Deferred income taxes	399.7	121.1
Operating lease liabilities	114.3	63.9
Finance lease liabilities	97.9	1.9
Accrued product warranties	53.3	26.9
Asbestos liability	880.3	864.2
Workers’ compensation - Asbestos	18.7	16.5
Other liabilities	50.3	53.6
Total liabilities	7,263.1	3,068.4
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, Euro 0.59 par value, 2.0 billion shares authorized; 580,174,308 shares issued and outstanding at March 31, 2026 and 429,818,781 shares issued and outstanding at March 31, 2025	326.7	222.1
Additional paid-in capital	4,315.4	271.9
Retained earnings	1,829.7	1,725.7
Accumulated other comprehensive loss	(46.3)	(58.2)
Total shareholders’ equity	6,425.5	2,161.5
Total liabilities and shareholders’ equity	$13,688.6	$5,229.9
The accompanying notes are an integral part of these consolidated financial statements.

James Hardie Industries plc
Consolidated Statements of Operations and Comprehensive Income

	Years Ended March 31
(Millions of US dollars, except per share data)	2026	2025	2024
Net sales	$4,835.8	$3,877.5	$3,936.3
Cost of goods sold	3,106.2	2,372.5	2,347.9
Gross profit	1,729.6	1,505.0	1,588.4
Selling, general and administrative expenses	946.4	596.2	602.2
Research and development expenses	60.7	48.5	47.0
Restructuring, net	16.2	50.3	20.1
Acquisition related expenses	206.9	16.5	—
Asbestos adjustments	51.8	137.6	151.7
Operating income	447.6	655.9	767.4
Interest, net	231.1	10.3	15.3
Other expense (income), net	9.8	0.2	(2.7)
Income before income taxes	206.7	645.4	754.8
Income tax expense	102.7	221.4	244.6
Net income	$104.0	$424.0	$510.2
Income per share:
Basic	$0.19	$0.98	$1.16
Diluted	$0.19	$0.98	$1.16
Weighted average common shares outstanding (Millions):
Basic	541.8	430.8	438.4
Diluted	545.5	432.1	439.6
Comprehensive income, net of tax:
Net income	$104.0	$424.0	$510.2
Cash flow hedges	3.3	(0.1)	—
Pension adjustments	1.0	0.1	(0.5)
Currency translation adjustments	7.6	1.6	(14.5)
Reclassification of other comprehensive income	—	8.5	—
Comprehensive income	$115.9	$434.1	$495.2
The accompanying notes are an integral part of these consolidated financial statements.

James Hardie Industries plc
Consolidated Statements of Changes in Shareholders’ Equity

(Millions of US dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balances as of March 31, 2023	$230.0	$237.9	$1,196.8	$—	$(53.3)	$1,611.4
Net income	—	—	510.2	—	—	510.2
Other comprehensive loss	—	—	—	—	(15.0)	(15.0)
Share-based compensation	0.2	23.1	—	—	—	23.3
Issuance of common stock	—	0.4	—	—	—	0.4
Shares repurchased	—	—	—	(271.4)	—	(271.4)
Shares cancelled	(5.5)	(4.9)	(261.0)	271.4	—	—
Balances as of March 31, 2024	$224.7	$256.5	$1,446.0	$—	$(68.3)	$1,858.9
Net income	—	—	424.0	—	—	424.0
Other comprehensive income	—	—	—	—	10.1	10.1
Share-based compensation	0.2	15.4	—	—	—	15.6
Issuance of common stock	0.1	2.7	—	—	—	2.8
Shares repurchased	—	—	—	(149.9)	—	(149.9)
Shares cancelled	(2.9)	(2.7)	(144.3)	149.9	—	—
Balances as of March 31, 2025	$222.1	$271.9	$1,725.7	$—	$(58.2)	$2,161.5
Net income	—	—	104.0	—	—	104.0
Other comprehensive income	—	—	—	—	11.9	11.9
Share-based compensation	1.0	23.2	—	—	—	24.2
Issuance of common stock	0.1	4.4	—	—	—	4.5
Exercise of vested stock options	—	1.7				1.7
Issuance of common stock in connection with the acquisition of The AZEK Company	103.5	3,889.0	—	—	—	3,992.5
Issuance of stock awards in connection with the acquisition of The AZEK Company	—	127.3	—	—	—	127.3
Stock issuance costs in connection with the acquisition of The AZEK Company	—	(2.1)				(2.1)
Balances as of March 31, 2026	$326.7	$4,315.4	$1,829.7	$—	$(46.3)	$6,425.5
The accompanying notes are an integral part of these consolidated financial statements.

James Hardie Industries plc
Consolidated Statements of Cash Flows

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Cash Flows From Operating Activities
Net income	$104.0	$424.0	$510.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	493.5	216.2	185.0
Lease expense	41.8	32.9	26.9
Deferred income taxes	(17.9)	62.1	34.6
Share-based compensation	38.0	23.0	28.2
Asbestos adjustments	51.8	137.6	151.7
Gain on sale of land	(26.2)	—	(2.0)
Non-cash restructuring expenses	23.5	38.2	20.1
Non-cash interest expense	8.8	2.0	1.9
Non-cash charge related to step up of inventory	47.9	—	—
Other, net	41.5	19.1	29.7
Changes in operating assets and liabilities:
Accounts and other receivables	(15.6)	(28.9)	(19.7)
Inventories	(48.5)	(15.7)	3.4
Operating lease assets and liabilities, net	(47.3)	(34.0)	(28.0)
Prepaid expenses and other assets	(1.2)	(40.6)	(21.5)
Insurance receivable - Asbestos	3.8	3.9	5.6
Accounts payable and accrued liabilities	30.2	18.3	47.4
Claims and handling costs paid - Asbestos	(107.0)	(114.4)	(116.0)
Income taxes payable	2.2	(2.7)	(4.9)
Other accrued liabilities and interest	(33.5)	61.8	61.6
Net cash provided by operating activities	$589.8	$802.8	$914.2
Cash Flows From Investing Activities
Purchases of property, plant and equipment	$(383.9)	$(422.2)	$(449.3)
Proceeds from sale of property, plant and equipment	108.2	0.4	4.2
Capitalized interest	(6.1)	(21.0)	(19.5)
Cash consideration for The AZEK Company acquisition, net of cash acquired	(3,919.8)	—	—
Purchase of restricted investments - Asbestos	(190.1)	(183.1)	(144.2)
Proceeds from restricted investments - Asbestos	183.2	179.2	138.3
Net cash used in investing activities	$(4,208.5)	$(446.7)	$(470.5)
Cash Flows From Financing Activities
Proceeds from term loans	$2,500.0	$—	$300.0
Proceeds from senior secured notes	1,700.0	—	—
Proceeds from revolving credit facilities	130.0	—	95.0
Repayments of term loans	(323.4)	(7.5)	(1.9)
Repayments of revolving credit facilities	(130.0)	—	(325.0)
Repayment of senior unsecured notes	(465.2)	—	—
Debt issuance costs paid	(41.6)	—	(1.2)
Proceeds from issuance of shares	—	—	0.4
Proceeds from exercise of vested stock options	1.7	—	—
Share issuance costs due to AZEK acquisition	(2.1)	—	—
Repayment of finance lease obligations	(4.8)	(1.2)	(1.1)
Shares repurchased	—	(149.9)	(271.4)
Shares issued, net of cash paid for shares withheld for taxes	(13.7)	(7.3)	(4.9)
Net cash provided by (used in) financing activities	$3,350.9	$(165.9)	$(210.1)
Effects of exchange rate changes on cash and cash equivalents, restricted cash and restricted cash - Asbestos	$6.6	$(0.4)	$(3.4)
Net (decrease) increase in cash and cash equivalents, restricted cash and restricted cash - Asbestos	(261.2)	189.8	230.2
Cash and cash equivalents, restricted cash and restricted cash - Asbestos at beginning of period	605.6	415.8	185.6
Cash and cash equivalents, restricted cash and restricted cash - Asbestos at end of period	$344.4	$605.6	$415.8

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Non-Cash Investing and Financing Activities
Capital expenditures incurred but not yet paid	$50.2	$41.3	$75.0
Non-cash ROU assets obtained in exchange for new lease liabilities	$58.5	$33.6	$22.4
Non-cash consideration for AZEK acquisition	$4,143.6	$—	$—
Supplemental Disclosure of Cash Flow Activities
Cash paid for interest	$207.8	$63.6	$41.8
Cash payment for income taxes, net	$85.1	$128.1	$183.1
Cash paid to AICF	$125.4	$99.2	$91.8
The accompanying notes are an integral part of these consolidated financial statements.

James Hardie Industries plc
Notes to Consolidated Financial Statements
1.  Organization and Significant Accounting Policies
Nature of Operations
James Hardie Industries plc (“JHI plc”) manufactures and sells fiber cement, fiber gypsum and cement-bonded building products for interior and exterior building construction applications, primarily in the United States, Australia, Europe and New Zealand. In August 2024, the Company ceased manufacturing in the Philippines.
On July 1, 2025, the Company completed its acquisition of The AZEK Company Inc. (“AZEK”), an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, with manufacturing and recycling facilities in the United States.
Basis of Presentation
The Company operates on a fiscal year ending March 31. The consolidated financial statements represent the financial position, results of operations and cash flows of JHI plc and its wholly-owned subsidiaries and variable interest entity (“VIE”). Unless the context indicates otherwise, JHI plc and its direct and indirect wholly-owned subsidiaries and VIE (as of the time relevant to the applicable reference) are collectively referred to as “James Hardie”, the “James Hardie Group” or the “Company”. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and in management’s opinion, includes all adjustments, consisting of only normal and recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
Certain prior period amounts have been reclassified to conform to the current period presentation. On the Consolidated Balance Sheets, finance lease right-of-use assets were reclassified from Other assets, and current and noncurrent finance lease liabilities were reclassified from Other liabilities. On the Consolidated Statements of Cash Flows Non-cash interest expense has been reclassified from Other, net.
Summary of Significant Accounting Policies
Variable Interest Entities
The Company provides long-term funding to Asbestos Injuries Compensation Fund (“AICF”), a special purpose fund that provides compensation for the Australian-related personal injuries for which certain former subsidiary companies of James Hardie in Australia have an obligation to make payments to AICF on an annual basis subject to the provisions of the Amended and Restated Final Funding Agreement (“AFFA”). JHI plc guarantees the Performing Subsidiary’s obligation. Additionally, the Company appoints three AICF directors and the New South Wales (“NSW”) Government appoints two AICF directors.
Although we have no legal ownership in AICF, for financial reporting purposes, our interest in AICF is considered variable and must be evaluated for consolidation using more than a simple analysis of voting control. The analysis is based on: (i) what party has the power to direct the most significant activities of the VIE that impact its economic performance; and (ii) what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual assessment.

Due to our pecuniary and contractual interests, as well as our funding arrangements outlined in the AFFA, JHI plc is considered the primary beneficiary of AICF. As such, under the applicable accounting guidance, AICF is required to be consolidated.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Foreign Currency Translation/Remeasurement
The Company has recorded on its consolidated balance sheets certain foreign assets and liabilities, that are denominated in foreign currencies and subject to translation or remeasurement into US dollars at each reporting date under the applicable accounting guidance. Unless otherwise noted, the Company converts foreign currency denominated assets and liabilities into US dollars at the spot rate at the end of the reporting period; while revenues and expenses are converted using an average exchange rate for the period. The effects of foreign currency translation adjustments are included directly in other comprehensive income in shareholders’ equity. Gains and losses arising from foreign currency transactions are recognized in income.
The gains and losses on the remeasurement of the Company’s Euro denominated debt were economically offset by foreign exchange gains and losses on loans between subsidiaries, resulting in a net immaterial translation gain or loss which is recorded in Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Restricted Cash and Cash Equivalents
The following table provides a reconciliation of Cash and cash equivalents, Restricted cash and Restricted cash - Asbestos reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31
(Millions of US dollars)	2026	2025
Cash and cash equivalents	$269.2	$562.7
Restricted cash and cash equivalents	5.0	5.0
Restricted cash and cash equivalents - Asbestos	70.2	37.9
Total	$344.4	$605.6
Restricted cash and cash equivalents, other than those amounts directly related to the AICF, generally relate to amounts subject to letters of credit with insurance companies, which restrict the cash from use for general corporate purposes.
Accounts Receivable
The Company evaluates the collectability of accounts receivable on an ongoing basis based on historical bad debts, customer credit-worthiness, current economic trends and changes in the Company’s customer payment activity. An allowance for doubtful accounts is provided for known and estimated bad debts. Although credit losses have historically been within expectations, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has had in the past.

Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is generally determined under the first-in, first-out method, except that the cost of raw materials and supplies is determined using actual or average costs. Cost includes the costs of materials, labor and applied factory overhead. On a regular basis, the Company evaluates its inventory balances for excess quantities and obsolescence by analyzing demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory costs are adjusted to net realizable value, if necessary.
Property, Plant and Equipment
Property, plant and equipment is stated at cost. Property, plant and equipment of businesses acquired are recorded at their estimated fair value at the date of acquisition. Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	10 to 50
Buildings Improvements	1 to 30
Leasehold Improvements	1 to 40
Machinery and Equipment	1 to 30
Leases
At lease commencement, which is generally when the Company takes possession of the asset, the Company records a lease liability and a corresponding right-of-use (“ROU”) asset. Lease liabilities represent the present value of minimum lease payments over the expected lease term, which includes options to extend the lease when it is reasonably certain those options will be exercised. Determining the lease term and amount of lease payments to include in the calculation of the ROU asset and lease liability for leases containing options requires the use of judgment to determine whether the exercise of an option is reasonably certain, and if the option period and payments should be included in the calculation of the associated ROU asset and liability. In making this determination, the Company considers all relevant economic factors that would compel the Company to exercise an option. The Company’s leases generally do not provide a readily determinable implicit borrowing rate. As such, the discount rate used to calculate present value is the lessee’s incremental borrowing rate, which is primarily based upon the periodic risk-adjusted interest margin and the term of the lease.
Minimum lease payments include base rent as well as fixed escalation of rental payments. In determining minimum lease payments, the Company groups lease and non-lease components into a single lease component; therefore, fixed payments for common-area-maintenance are included in the Company’s right-of-use assets and liabilities. Additionally, many of the Company’s transportation and equipment leases require additional payments based on the underlying usage of the assets such as mileage and maintenance costs. Due to the variable nature of these costs, the cash flows associated with these costs are expensed as incurred and are not included in the lease payments used to determine the ROU asset and associated lease liability.
ROU assets represent the right to control the use of the leased asset during the lease term and are initially recognized as an amount equal to the lease liability. In addition, prepaid rent, initial direct costs, and adjustments for lease incentives are components of the ROU asset. Over the lease term, the lease expense is amortized on a straight-line basis beginning on the lease commencement date. ROU assets are assessed for impairment as part of the impairment of long-lived assets, which is performed whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

A ROU asset and lease liability are not recognized for leases with an initial term of 12 months or less, and the lease expense is recognized on a straight-line basis over the lease term.
Depreciation and Amortization
The Company records depreciation as both Cost of goods sold and Selling, general and administrative expenses, depending on the asset’s business use. All depreciation related to plant building, machinery and equipment is recorded in Cost of goods sold. The Company records amortization as both Cost of goods sold and Selling, general and administrative expenses depending on the nature of the intangible asset.
Goodwill and Other Intangible Assets
Goodwill is the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired in various business combinations. Goodwill is not amortized but is tested at the reporting unit level for impairment annually, or more often if indicators of impairment exist. Factors that could cause an impairment in the future could include, but are not limited to, adverse macroeconomic conditions, deterioration in industry or market conditions, selecting an appropriate discount rate that reflects the risk inherent in future cash flows, decline in revenue and cash flows or increases in costs and capital expenditures compared to projected results. A goodwill impairment charge is recorded for the amount by which the carrying value of the reporting unit exceeds the fair value of the reporting unit.
Intangible assets from acquired businesses are recognized at their estimated fair values at the date of acquisition and consist of customer relationships, trade names, technology and other intangible assets. Finite-lived intangibles are amortized to expense over the applicable useful lives, ranging from 2 to 18 years, based on the nature of the asset and the underlying pattern of economic benefit as reflected by future net cash inflows.
The Company performs an impairment test of goodwill and intangibles annually, or whenever events or changes in circumstances indicate their carrying value may be impaired. At January 1, 2026, the Company performed its annual test noting no impairment.
Impairment of Long-Lived Assets
Long-lived assets, such as property, plant and equipment, are evaluated each quarter for events or changes in circumstances that indicate an asset might be impaired because the carrying amount of the asset may not be recoverable. These include, without limitation, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used, a current period operating or cash flow loss combined with a history of operating or cash flow losses, a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group and/or a current expectation that it is more likely than not that a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
When such indicators of potential impairment are identified, recoverability is tested by grouping long-lived assets that are used together and represent the lowest level for which cash flows are identifiable and distinct from the cash flows of other long-lived assets, which is typically at the production line or plant facility level, depending on the type of long-lived asset subject to an impairment review.
Recoverability is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. The methodology used to estimate the fair value of the asset group is based on a discounted cash flow analysis or a relative, market-based approach based on purchase offers or appraisals received from third parties, which considers the asset group’s highest and best use that would maximize the value of the asset group. In addition, the estimated fair value of an asset group also considers, to the extent practicable, a market participant’s expectations and assumptions in estimating the fair value of the asset group. If the carrying amount exceeds the estimated undiscounted future cash flows and is more than the estimated fair value of the asset group, an impairment charge is recognized at the amount by which the carrying amount exceeds the estimated fair value of the asset group.
Accrued Product Warranties
An accrual for estimated future warranty costs is recorded based on an analysis by the Company, which includes the historical relationship of warranty costs to installed product at an estimated remediation cost. Based on this analysis and other factors, the adequacy of the Company’s warranty provision is adjusted as necessary. Actual warranty costs could differ from the original estimates made by the Company.
Debt
The Company’s debt consists of senior unsecured notes, senior secured notes, a secured revolving credit facility and term loans. Each of the Company’s debt instruments is recorded at cost, net of any original issue discount or premium and debt issuance costs, where applicable. The related original issue discount, premium and debt issuance costs are amortized over the term of each respective borrowing using either the straight line method or effective interest method. Debt is presented as current if the liability is due to be settled within 12 months after the balance sheet date, unless the Company has the ability and intention to refinance on a long-term basis in accordance with US GAAP.
Revenue Recognition
The Company recognizes revenues when the requisite performance obligation has been met, that is, when the Company transfers control of its products to customers. The Company’s performance obligations are satisfied at a point in time, based on the terms of the underlying contract, which may be at time of shipment or upon delivery. The Company considers shipping and handling activities that it performs as activities to fulfill the sales of its products, with amounts billed for such costs included in net sales and the associated costs incurred for such services recorded in cost of goods sold, in accordance with the practical expedient provided by Accounting Standards Codification (“ASC”) 606.
The Company records estimated reductions in sales for customer rebates and discounts including volume, promotional, cash and other discounts. Rebates and discounts are recorded based on management’s best estimate when products are sold. The estimates are based on historical experience for similar programs and products, and contractual obligations. Management reviews these rebates and discounts on an ongoing basis and the related accruals are adjusted, if necessary, as additional information becomes available.
The Company’s sales contracts are generally short-term in nature, generally not exceeding 12 months, with payment terms varying by the type and location of products or services offered. The period between invoicing and when payment is due is not significant.
A portion of the Company’s revenue is made through distributors under vendor managed inventory agreements whereby revenue is recognized upon the transfer of title and risk of loss to the distributors.
Advertising Costs
Advertising costs are expensed as incurred and were $151.7 million, $99.4 million and $110.8 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recognized by applying enacted statutory rates applicable to future years to differences between the tax bases and financial reporting amounts of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.
Income taxes payable represents taxes currently payable which are computed at statutory income tax rates applicable to taxable income derived in each jurisdiction in which the Company conducts business. Interest and penalties related to uncertain tax positions are recognized in Income tax expense in the consolidated statements of operations and comprehensive income.
The Company accrues for tax contingencies based upon its best estimate of the taxes ultimately expected to be paid, which it updates over time as more information becomes available. Such amounts are included in taxes payable or other non-current liabilities, as appropriate. If the Company ultimately determines that payment of these amounts is unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which the Company determines that the liability is no longer necessary. The Company records additional tax expense in the period in which it determines that the recorded tax liability is less than the ultimate assessment it expects.
Taxing authorities from various jurisdictions in which the Company operates are in the process of reviewing and auditing the Company’s respective jurisdictional tax returns for various ranges of years. The Company accrues tax liabilities in connection with ongoing audits and reviews based on knowledge of all relevant facts and circumstances, taking into account existing tax laws, its experience with previous audits and settlements, the status of current tax examinations and how the tax authorities view certain issues.
Financial Instruments
The estimated fair value of the Company’s financial instruments are determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Periodically, forward exchange contracts are used to manage market risks and reduce exposure resulting from fluctuations in foreign currency exchange rates.
Derivative Instruments
During the fiscal year ended March 31, 2026, the Company entered into an interest rate swap to manage market risks and reduce exposure resulting from fluctuations in interest rates associated with the new senior secured term facilities by converting a portion of its floating rate debt to fixed rate debt. The Company recognizes all derivative instruments at fair value and classifies them on the consolidated balance sheet as either Other non-current assets or Other current liabilities. The Company estimates the fair value of the interest rate swap using a valuation model based on observable market data, such as yield curves, and as such are classified as Level 2 within the fair value hierarchy. The interest rate swap qualified and was designated as a cash flow hedge on July 1, 2025. The effective portion of the change in fair value of the derivative is recorded as part of Accumulated other comprehensive loss and then reclassified into Interest, net in the same period in which the hedged transaction affects earnings. The related gains and losses are included as a reconciling item in the reconciliation of net income and net cash flow from operating activities each reporting period. The Company does not use derivatives for trading purposes. Refer to Note 13, “Derivative Instruments” for further details on the Company's derivative instrument.

Fair Value Measurements
Assets and liabilities of the Company that are carried or disclosed at fair value are classified in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date;

Level 2	Observable market-based inputs or unobservable inputs that are corroborated by market data for the asset or liability at the measurement date;

Level 3	Unobservable inputs that are not corroborated by market data used when there is minimal market activity for the asset or liability at the measurement date.

Fair value measurements of assets and liabilities are assigned a level within the fair value hierarchy based on the lowest level of any input that is significant to the fair value measurement in its entirety.
The carrying amounts of Cash and cash equivalents, Restricted cash and cash equivalents, Trade receivables, Trade payables and the Credit Facilities approximate their respective fair values due to the short-term nature of these instruments.
Share-based Compensation
Share-based compensation expense represents the estimated fair value of equity-based and liability-classified awards granted to employees and is recognized as an expense over the vesting period. Forfeitures of share-based awards are accounted for as they occur. Share-based compensation expense is included in the line item Selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Equity awards with vesting based solely on a service condition are typically subject to graded vesting over a 3-year period. For equity awards subject to graded vesting, the Company has elected to use the accelerated recognition method. Accordingly, each vesting tranche is valued separately, and the recognition of share-based compensation expense is more heavily weighted earlier in the vesting period. Share-based compensation expense for equity awards that are subject to performance or market vesting conditions are based upon an estimate of the number of awards that are expected to vest and typically recognized ratably over the vesting period. These awards typically have up to a 3-year cliff vesting. The Company issues new shares to award recipients when the vesting condition for restricted stock units (“RSUs”) has been satisfied or when a stock option is exercised.
For RSUs subject to a service vesting condition, the fair value is equal to the market value of the Company’s common stock on the date of grant, adjusted for the fair value of estimated dividends as the restricted shareholder is not entitled to dividends over the vesting period. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model.
For RSUs subject to a performance vesting condition, the vesting of these units is subject to various performance metrics which include a return on capital employed performance hurdle being met and is subject to negative discretion by the Board and other metrics that are tied to various strategic initiatives, some of which are also subject to Board discretion. The Board’s discretion will reflect the Board’s judgment of the quality of the returns balanced against management’s delivery of market share growth and certain qualitative and quantitative performance objectives. The expense for performance-based RSUs is recognized ratably over the vesting period and is adjusted for changes in performance achievement estimates and subsequent changes in JHI plc’s common stock price at each balance sheet date adjusted for the fair value of estimated dividends as the restricted stock unit holder is not entitled to dividends over the vesting period.

For RSUs subject to a market vesting condition, the vesting of these units is based on James Hardie’s performance against a designated peer group for the 20 trading days preceding the beginning and end of the performance period. The vesting of these awards depends on the Company’s Total Shareholder Return (“TSR”) performance compared to the TSR performance of the designated peer group of companies based on certain performance hurdle thresholds. The fair value of each of these units is estimated using a binomial lattice model that incorporates a Monte Carlo simulation.
For cash settled units (“CSUs”), compensation expense is recognized based upon an estimate of the number of awards that are expected to vest. The expense is recognized ratably over the vesting period and the liability is adjusted for subsequent changes in JHI plc’s common stock price at each balance sheet date adjusted for the fair value of estimated dividends as the restricted stock unit holder is not entitled to dividends over the vesting period.
Loss Contingencies
The Company is involved in various lawsuits and claims arising in the ordinary course of business, the outcomes of which are subject to significant uncertainty. For accrual and disclosure purposes, the Company regularly assess and monitors the probability and range of possible loss based on the developments in these matters. The Company takes into consideration factors such as historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood that the Company will prevail, and the severity of any potential loss. A liability is recorded in the financial statements if it is determined to be probable that a loss will be incurred and the amount of the loss can be reasonably estimated. The Company estimates of loss contingencies do not reflect potential future recoveries from insurance carriers. Additionally, if deemed probable, insurance recoveries would result in the recording of a receivable.
Asbestos-related Accounting Policies
Asbestos Liability
The amount of the asbestos liability has been recognized by reference to (but not exclusively based upon) the most recent actuarial estimate of projected future cash flows as calculated by KPMG, who are engaged and appointed by AICF under the terms of the AFFA. Based on their assumptions, KPMG arrived at a range of possible total future cash flows and calculated a central estimate, which is intended to reflect a probability-weighted expected outcome of those actuarially estimated future cash flows projected by KPMG to occur through 2074.
The Company recognizes the asbestos liability in the consolidated financial statements by reference to (but not exclusively based upon) the undiscounted and uninflated central estimate. The Company considered discounting when determining the best estimate under US GAAP. The Company has recognized the asbestos liability by reference to (but not exclusively based upon) the central estimate as undiscounted on the basis that the timing and amounts of such cash flows are not fixed or readily determinable. The Company considered inflation when determining the best estimate under US GAAP. It is the Company’s view that there are material uncertainties in estimating an appropriate rate of inflation over the extended period of the AFFA. The Company views the undiscounted and uninflated central estimate as the best estimate under US GAAP.
Adjustments in the asbestos liability due to changes in the actuarial estimate of projected future cash flows and changes in the estimate of future operating costs of AICF are reflected in the consolidated statements of operations and comprehensive income during the period in which they occur. Claims paid by AICF and claims-handling costs incurred by AICF are treated as reductions in the asbestos liability balances.

Insurance Receivable
The insurance receivable recorded by the Company has been recognized by reference to (but not exclusively based upon) the most recent actuarial estimate of recoveries expected from insurance policies and insurance companies with exposure to the asbestos claims, as calculated by KPMG. The assessment of recoveries is based on the expected pattern of claims against such policies less an allowance for credit risk based on credit agency ratings. The insurance receivable generally includes these cash flows as undiscounted and uninflated, however, where the timing of recoveries has been agreed with the insurer, the receivables are recorded on a discounted basis. The Company records insurance receivables that are deemed probable of being realized.
Adjustments in the insurance receivable due to changes in the actuarial estimate, or changes in the Company’s assessment of recoverability are reflected in the consolidated statements of operations and comprehensive income during the period in which they occur. Insurance recoveries are treated as a reduction in the insurance receivable balance.
Workers’ Compensation
An estimate of the liability related to workers’ compensation claims is prepared by KPMG as part of the annual actuarial assessment. This estimate contains two components - amounts that will be met by a workers’ compensation scheme or policy and amounts that will be met by the Former James Hardie Companies.
The estimated liability is included as part of the asbestos liability and adjustments to the estimate are reflected in the consolidated statements of operations and comprehensive income during the period in which they occur. Amounts that are expected to be paid by the workers’ compensation schemes or policies are recorded as workers’ compensation receivable. Adjustments to the workers’ compensation liability result in an equal adjustment in the workers’ compensation receivable recorded by the Company and have no effect on the consolidated statements of operations and comprehensive income.
Restricted Cash and Cash Equivalents
Cash and cash equivalents of AICF are reflected as restricted assets, as the use of these assets is restricted to the settlement of asbestos claims and payment of the operating costs of AICF. Since cash and cash equivalents are highly liquid, the Company classifies these amounts as a current asset in the consolidated balance sheets.
Restricted Investments
Restricted investments of AICF consist of highly liquid investments held in the custody of major financial institutions and are classified as held to maturity (“HTM”) due to AICF’s ability and intent to hold these securities to maturity. These restricted investments are carried at amortized cost.
Deferred Income Taxes
The Performing Subsidiary can claim a tax deduction for its contributions to AICF over a five-year period commencing in the year the contribution is incurred. Consequently, a deferred tax asset has been recognized equivalent to the anticipated tax benefit over the life of the AFFA.
Adjustments are made to the deferred income tax asset as adjustments to the asbestos-related assets and liabilities are recorded.

Asbestos Adjustments
Asbestos adjustments in the consolidated statements of operations and comprehensive income reflects the net change in the actuarial estimate of the asbestos liability and insurance receivables, and the change in the estimate of AICF claims handling costs.
Reportable Segments
As a result of completing the AZEK acquisition on July 1, 2025, the Company renamed the North America Fiber Cement segment as Siding & Trim, which includes the on-going James Hardie fiber cement business in North America and the acquired AZEK® Exteriors business. The Company also created a new segment, the Deck, Rail & Accessories segment, which includes the remainder of the acquired AZEK business. The Asia Pacific Fiber Cement segment was renamed to the Australia & New Zealand segment and the Europe Building Products segment was renamed the Europe segment. See Note 20, “Segment and Geographic Information” for further details.
Earnings Per Share
Basic earnings per share (“EPS”) is calculated using net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares calculated using the treasury stock method that would have been outstanding if the dilutive potential common shares, such as stock options and RSUs, had been issued.
The following table sets for the computation of basic and diluted earnings per share:

	Years Ended March 31
(Millions of US dollars and shares, except per share data)	2026	2025	2024
Net income	$104.0	$424.0	$510.2

Basic common shares outstanding	541.8	430.8	438.4
Dilutive effect of stock awards	3.7	1.3	1.2
Diluted common shares outstanding	545.5	432.1	439.6
Net income per share of common stock:
Basic	$0.19	$0.98	$1.16
Diluted	$0.19	$0.98	$1.16
There were 0.1 million of potential common shares which would be considered anti-dilutive for the fiscal year ended March 31, 2026. There were no potential common shares which would be considered anti-dilutive for the fiscal years ended March 31, 2025 and 2024.
Unless they are anti-dilutive, RSUs and stock options which vest solely based on continued employment are considered to be outstanding as of their issuance date for purposes of computing diluted EPS and are included in the calculation of diluted EPS using the treasury stock method. Once the RSUs vest, they are included in the basic EPS calculation on a weighted-average basis. Once the stock options are exercised, they are included in the basic EPS calculation on a weighted-average basis.
RSUs which vest based on performance or market conditions are considered contingent shares. At each reporting date prior to the end of the contingency period, the Company determines the number of contingently issuable shares to include in the diluted EPS calculation, as the number of shares that would be issuable under the terms of the RSU arrangement, if the end of the reporting period were the end of the contingency period. Once these RSUs vest, they are included in the basic EPS calculation on a weighted-average basis.

Potential common shares of 1.1 million, 0.6 million and 0.6 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively, have been excluded from the calculation of diluted common shares outstanding as they are considered contingent shares which are not expected to vest.
Upon the completion of the acquisition of AZEK, the Company issued 148,861,787 shares of common stock on July 1, 2025.
Accounting Pronouncements
Adopted in Fiscal Year 2026
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740). The amendments in this standard enhance income tax disclosures primarily related to the rate reconciliation and income taxes paid information. These amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the fiscal year ending March 31, 2026. Refer to Note 14, “Income Taxes” for additional disclosures.
Recently Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The amendments in this standard require disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. These amendments are effective for fiscal years beginning after 15 December 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt ASU No. 2024-03 starting with its annual report for the fiscal year ending March 31, 2028 and is currently evaluating the impact of the guidance to the consolidated financial statements.
2.  Business Combination
On July 1, 2025, the Company completed the acquisition of AZEK pursuant to the Agreement and Plan of Merger dated March 23, 2025, as amended, ("Merger Agreement") among JHI plc, Juno Merger Sub Inc. and AZEK. As a result of the acquisition, AZEK became a wholly-owned subsidiary of the Company.
The business combination was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the Company is required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the acquisition date. The Company’s accounting for the acquisition is preliminary. The acquisition-date fair value estimates for identifiable assets acquired and liabilities assumed are based on preliminary calculations and allocations, and these estimates and assumptions are subject to change as additional information is obtained during the measurement period, which may be up to one year from the acquisition date.
A substantial portion of the purchase price was allocated to identifiable intangible assets, including customer relationships. The valuation of these assets required the use of significant estimates and assumptions that involve judgment. Customer relationship intangible assets represent the estimated fair value of the future economic benefits expected to be derived from existing customer contracts and relationships acquired in the transaction. These assets were valued using an income-based valuation methodology, which estimates the present value of the future cash flows attributable to the asset.
Significant assumptions used in valuing customer relationship intangible assets include forecasted revenues attributable to existing customers, estimated operating margins associated with the customer relationships, discount rates used to present value projected cash flows and estimated useful lives of the customer relationships. These assumptions require management’s judgment and are based on historical experience, industry data, and expectations regarding future economic conditions. Changes in these assumptions could materially affect the estimated fair value assigned to customer relationship intangible assets and the resulting amount of goodwill recognized in the transaction.

Pursuant to the Merger Agreement, each outstanding share of AZEK common stock was converted into the right to receive $26.45 in cash and 1.0340 of James Hardie common stock listed on the New York Stock Exchange. Incorporated into consideration transferred is the fair value of certain employee stock options which were calculated using a Black-Scholes option pricing model, as well as certain employee restricted stock units, which were calculated using the stock price on the transaction date. Finally, the consideration includes the entirety of the $437.8 million of AZEK debt that was repaid by James Hardie on the acquisition date.
Our calculation of the consideration transferred is summarized below:

(Millions of US dollars, except share and per share data)	Purchase Consideration
Consideration Transferred:
Total shares of AZEK common stock acquired	143,966,912
Cash consideration per share of AZEK common stock	$26.45
Cash for AZEK common stock	3,807.9
Cash settlement of certain stock options	4.2
Cash consideration paid for common stock and stock options		$3,812.1
AZEK debt repaid as of the acquisition date		437.8
Total cash consideration paid		$4,249.9

Total shares of AZEK common stock acquired	143,966,912
Exchange ratio	1.034
James Hardie Common Shares issued	148,861,787
Per share price of James Hardie common shares on July 1, 2025	$26.82
Fair value of consideration of James Hardie common shares		3,992.5
Fair value of James Hardie equity awards to be issued in exchange for certain AZEK equity awards		151.1
Total consideration transferred		$8,393.5

The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. The purchase price allocation was based on preliminary valuations and is subject to revisions as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available.

(Millions of US dollars)	Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$330.1
Accounts and other receivables	101.8
Inventories	280.0
Prepaid expenses and other current assets	19.8
Property, plant and equipment	838.2
Intangible assets	3,370.0
Other assets - non-current	135.2
Total assets acquired	$5,075.1

Accounts payable and accrued liabilities	$211.6
Other liabilities - current	74.0
Deferred tax liabilities, net	813.4
Other liabilities - non-current	158.0
Total liabilities assumed	$1,257.0
Net assets acquired	$3,818.1
Amount of goodwill recognized	$4,575.4
Total consideration transferred	$8,393.5
The Company has completed the preliminary valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained and evaluated about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values. The primary area that remains preliminary is income taxes. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.
Goodwill of $4,575.4 million arising from the acquisition is calculated as the excess of the purchase price over the net assets acquired and is attributable to expected synergies, expanded market opportunities, and enhanced delivery network capabilities. Goodwill related to this acquisition is expected to be nondeductible for tax purposes. See Note 7, “Goodwill and Other Intangible Assets” for more information.
As of the date of acquisition, total intangible assets amounted to $3,370.0 million, comprised of $2,830.0 million related to customer relationships, $330.0 million related to trade names and $210.0 million related to technology. At the date of acquisition, the intangible assets weighted average useful life was 17.4 years. At March 31, 2026, the weighted average remaining useful life for customer relationships was 17.3 years, trade names was 13.4 years, and technology was 9.3 years.

As described in more detail in Note 20, “Segment and Geographic Information”, the Company changed its segment reporting structure to reflect its new organizational structure commencing with the quarter ended September 30, 2025. Under the revised reporting structure, the legacy North America Fiber Cement segment was integrated with the acquired AZEK Exteriors business to form a new segment called Siding & Trim. Additionally, the Company created a Deck, Rail & Accessories segment which includes the remainder of the acquired AZEK business. The newly named Australia & New Zealand segment consists of the legacy Asia Pacific Fiber Cement segment, while the newly named Europe segment consists of the legacy Europe Building Products segment.
During the fiscal year ended March 31, 2026, the Company recorded acquisition-related costs as follows:
•Acquisition related expenses line item in the consolidated statements of operations and comprehensive income statement of $206.9 million for the fiscal year ended March 31, 2026, respectively, includes:
◦$94.7 million of transaction costs for the fiscal year ended March 31, 2026; and
◦$112.2 million of integration costs for the fiscal year ended March 31, 2026.
In connection with the closing, AZEK incurred success-based advisory fees of $50.0 million that were contingent on closing and settled at the acquisition date. Consistent with ASC 805, acquisition-related costs are recognized by the party that incurs them and are excluded from the measurement of consideration transferred. The success fees for this transaction were considered to be an “on the line” cost and expensed neither in the acquiree nor in the acquirer income statement. These fees were accrued as a liability on the opening balance sheet.
AZEK Results
AZEK results for the post acquisition period July 1, 2025 through March 31, 2026, were as follows:

Year Ended March 31, 2026
(Millions of US dollars)	(unaudited)
Net sales	$1,065.0
Net loss	$(96.7)
Included in the results of AZEK was a one-time increase in Cost of goods sold of $47.9 million inventory step-up adjustment year ended March 31, 2026. Also included in the results is additional amortization of $178.7 million for the year ended March 31, 2026, resulting from the recognition of identified finite-lived intangible assets resulting from the preliminary purchase price accounting and acquisition related costs of $44.6 million.
Supplemental Pro Forma Results of Operations
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations as if the acquisition had been completed on April 1, 2024, but using the fair values of the assets acquired and liabilities assumed as of the closing date of the acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been achieved had the acquisition been completed on the assumed date, nor are they necessarily indicative of future results.

	Full Year Ended March 31
(Millions of US dollars)	2026 (Unaudited)	2025 (Unaudited)
Revenue	$5,268.1	$5,397.8
Net income	$133.4	$315.6

The pro forma results include adjustments directly attributable to the business combination. The adjustments relate to purchase accounting, primarily amortization of intangible assets and the impact of the acquisition financing. Included in the results for the fiscal year ended March 31, 2026 are acquisition related expenses of $206.9 million.
3. Revenues
The Company's presentation of revenue by reportable segment most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and market-specific factors. The Company recognizes revenues when the requisite performance obligation has been met, that is, when the Company transfers control of its products to customers per the arranged shipping terms, which may be at time of shipment or upon delivery depending on the terms of the underlying contract.
The following represents the Company’s disaggregated revenues:

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Siding & Trim	$2,963.1	$2,863.3	$2,891.4
Deck, Rail & Accessories	795.2	—	—
Australia & New Zealand	520.6	519.9	562.8
Europe	556.9	494.3	482.1
Total	$4,835.8	$3,877.5	$3,936.3
The process by which the Company recognizes revenues is similar across each of the Company's reportable segments. The Company records estimated reductions in sales for customer rebates and discounts including volume, promotional, cash and other discounts. Rebates and discounts are recorded in Net sales based on management’s best estimate when products are sold. The estimates are based on historical experience for similar programs and products, and contractual obligations. Management reviews these rebates and discounts on an ongoing basis and the related accruals are adjusted, if necessary, as additional information becomes available.
4.  Accounts and Other Receivables
Accounts and other receivables consist of the following components:

	March 31
(Millions of US dollars)	2026	2025
Trade receivables	$447.9	$335.3
Income taxes receivable	37.7	37.7
Other receivables	38.6	25.2
Provision for doubtful trade receivables	(6.9)	(6.4)
Total	$517.3	$391.8

The following are changes in the provision for doubtful trade receivables:

	March 31
(Millions of US dollars)	2026	2025	2024
Balance at beginning of period	$6.4	$8.5	$2.6
Adjustment to provision	1.0	(0.7)	6.2
Write-offs, net of recoveries	(0.5)	(1.4)	(0.3)
Balance at end of period	$6.9	$6.4	$8.5
5.  Inventories
Inventories consist of the following components:

	March 31
(Millions of US dollars)	2026	2025
Finished goods	$453.0	$243.9
Work-in-process	53.5	26.5
Raw materials and supplies	145.1	87.4
Provision for obsolete finished goods and raw materials	(15.9)	(10.7)
Total	$635.7	$347.1
6.  Property, Plant and Equipment
Property, plant and equipment consist of the following components:

	March 31
(Millions of US dollars)	2026	2025
Land	$121.7	$94.7
Buildings	995.2	747.0
Machinery and equipment	3,203.3	2,316.2
Construction in progress	555.1	532.0
Property, plant and equipment, at cost	4,875.3	3,689.9
Less accumulated depreciation	(1,790.7)	(1,520.9)
Property, plant and equipment, net	$3,084.6	$2,169.0
Depreciation expense for the fiscal years ended March 31, 2026, 2025 and 2024 was $302.4 million, $211.3 million and $178.7 million, respectively.

7. Goodwill and Other Intangible Assets
Goodwill
The following are the changes in the carrying value of goodwill:

(Millions of US dollars)	Europe	Siding & Trim	Deck, Rail & Accessories	Total
Balance - March 31, 2024	$192.6	$—	$—	$192.6
Foreign exchange impact	1.1	—	—	1.1
Balance - March 31, 2025	$193.7	$—	$—	$193.7
Foreign exchange impact	11.3	—	—	11.3
Acquisition of The AZEK Company	—	1,141.2	3,434.2	4,575.4
Balance - March 31, 2026	$205.0	$1,141.2	$3,434.2	$4,780.4

Intangible Assets
The following are the net carrying amount of indefinite lived intangible assets other than goodwill:

	March 31
(Millions of US dollars)	2026	2025
Trade names	$118.2	$111.6
Other	7.4	7.4
Total	$125.6	$119.0
The following are the net carrying amount of amortizable intangible assets:

		March 31, 2026
(Millions of US dollars)	Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	2 to 18	$2,880.3	$(165.8)	$2,714.5
Trade Names	5 to 15	$330.0	$(19.6)	$310.4
Technology	10	$210.0	$(20.4)	$189.6
Total		$3,420.3	$(205.8)	$3,214.5

		March 31, 2025
(Millions of US dollars)	Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	2 to 13	$47.5	$(20.9)	$26.6
Total		$47.5	$(20.9)	$26.6
The amortization of intangible assets was $183.6 million, $4.4 million and $4.3 million for the fiscal years ended March 31, 2026, 2025 and 2024, respectively. As of March 31, 2026, the remaining weighted average amortization period for acquired intangible assets was 16.7 years.

At March 31, 2026, the estimated future amortization of intangible assets is as follows:

Years ended March 31 (Millions of US dollars):
Fiscal 2027	$315.4
Fiscal 2028	332.2
Fiscal 2029	345.5
Fiscal 2030	332.5
Fiscal 2031	295.2
Thereafter	1,593.7
Total	$3,214.5
8.  Debt
The Company’s debt obligations are as follows:

	March 31
(Millions of US dollars)	2026	2025
Unsecured debt:
5.000% Senior notes due 2028	$400.0	$400.0
3.625% Senior notes due 2026 (€400.0 million)	—	433.4
Term Loan due 2028	—	290.6
Secured debt:
5.875% Senior notes due 2031	700.0	—
6.125% Senior notes due 2032	1,000.0	—
Revolving Facility	—	—
Term A-1 Facility, due 2028	750.0	—
Term A-2 Facility, due 2030	1,717.2	—
Unamortized debt issuance costs	(32.2)	(4.5)
Total debt	4,535.0	1,119.5
Less current portion	(43.8)	(9.4)
Total Long-term debt	$4,491.2	$1,110.1

Weighted average interest rate of total debt	5.5%	4.8%

Fair value of Senior unsecured notes (Level 1)	$395.0	$817.7
Fair value of Senior secured notes (Level 1)	$1,685.5	$—
As of March 31, 2026, the carrying value of the Company's Credit Facilities, as discussed below, of $2,467.2 million approximates fair value, as the interest rate is variable and reflects current market rates.
Debt Facilities - Terminated
The following debt facilities were terminated during the fiscal year ended March 31, 2026, and the remaining associated debt issuance costs of $33.6 million were written off to interest expense. Included in the write off were remaining Bridge Commitment costs of $31.5 million, which were classified as Prepaid expenses and other current assets as of March 31, 2025.

2026 Senior Unsecured Notes
In December 2025, the Company redeemed the €400.0 million aggregate principal amount ($465.2 million), based on the exchange rate at December 10, 2025) of the 2026 senior unsecured notes.
Term Loan Agreement ("TLA")
In April 2025, the Company used existing cash resources to pay off the outstanding balance on its TLA totaling $290.6 million.
Unsecured Revolving Credit Facility
In May 2025, the Company terminated its undrawn $600.0 million unsecured revolving credit facility.
Bridge Commitment
In June 2025, the Company cancelled its 364-day Bridge Commitment in conjunction with establishing the new facilities noted below.
Debt Facilities - New
Senior Secured Credit Facilities
In May 2025, James Hardie International Group Limited (“JHIGL”), JH North America Holdings Inc. (“JHNAH”), James Hardie International Finance Designated Activity Company (“JHIF”), James Hardie US Holdings Limited (“JHUSHL”) and James Hardie Building Products Inc. (“JHBP”) entered into a Credit and Guaranty Agreement (the “Credit Agreement”), with Bank of America, N.A. (“BofA”), as administrative and collateral agent.
The Credit Agreement provides for senior secured credit facilities (the “Credit Facilities”) in an aggregate principal amount of $3,500.0 million, with terms as follows:
•a senior secured term “A” loan facility in an aggregate principal amount of $750.0 million (the “Term A-1 Facility”), maturing May 30, 2028 with interest at a Term Secured Overnight Financing Rate (“SOFR”) plus a margin varying from 1.25% to 1.875%;
•a senior secured term “A” loan facility in an aggregate principal amount of $1,750.0 million (the “Term A-2 Facility” and, together with the Term A-1 Facility, the “Term Facilities”), maturing May 30, 2030 with interest at a Term SOFR plus a margin varying from 1.375% to 2.00%; and
•a senior secured revolving credit facility in an aggregate principal amount of $1,000.0 million (the “Revolving Facility”), which includes a $100 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for the borrowing of swing line loans, maturing May 30, 2030. Interest on the Revolving Facility will be at a Term SOFR plus a margin varying from 1.375% to 2.00%, and unutilized commitments are subject to a per annum fee ranging from 0.20% to 0.30%.
Debt issuance costs incurred in connection with the Term Facilities and Revolving Facility are recorded as an offset to Long-term debt and Other assets - noncurrent, respectively on the Company's consolidated balance sheet as of March 31, 2026. These costs are being amortized as interest expense using the effective interest method over the stated terms.
On July 1, 2025, the Company drew down the entire $2,500.0 million on the Term Facilities to fund a portion of the cash consideration for the AZEK acquisition.

2031 and 2032 Senior Secured Notes
In June 2025, JHNAH completed its private offering of $1,700.0 million aggregate principal amount of senior secured notes (the “Notes”). The Notes were issued at par with $700.0 million due January 31, 2031 (the “2031 Notes”) and the remaining $1,000.0 million due July 31, 2032 (the “2032 Notes”). The 2031 Notes bear interest at a rate of 5.875% per annum and the 2032 Notes bear interest at a rate of 6.125% per annum.
The Company used the net proceeds from the Notes, together with proceeds of the Term Facilities and cash on hand, to (i) finance the aggregate cash consideration of the acquisition of AZEK (ii) to repay and terminate AZEK's existing debt and (iii) to pay fees and expenses related to the acquisition.
Debt issuance costs incurred in connection with the 2031 and 2032 Notes are recorded as an offset to Long-term debt on the Company’s consolidated balance sheet as of March 31, 2026. These costs are being amortized as interest expense using the effective interest method over the stated terms.
At March 31, 2026, the Company’s debt maturities for the next five fiscal years and thereafter are as follows:

(Millions of US dollars)	Amount
Fiscal 2027	$43.8
Fiscal 2028	476.6
Fiscal 2029	837.5
Fiscal 2030	87.5
Fiscal 2031	2,121.8
Thereafter	1,000.0
Total	$4,567.2
Guarantees and Compliance
Senior Unsecured Notes
The indenture governing the senior unsecured notes contain covenants that, among other things, limit the ability of the guarantors and their restricted subsidiaries to incur liens on assets, make certain restricted payments, engage in certain sale and leaseback transactions and merge or consolidate with or into other companies. These covenants are subject to certain exceptions and qualifications as described in the indenture. At March 31, 2026, the Company was in compliance with all of its requirements.
These notes are guaranteed by JHIGL, (which holds all of the operating entities and material assets, liabilities and revenues of the Company), JHBP and James Hardie Technology Limited (“JHTL”), each of which are wholly-owned subsidiaries of JHI plc.
Credit Facilities and Notes
The indenture governing the 2031 and 2032 Notes contains covenants that limit the ability of the Company and any of its restricted subsidiaries, to, among other things: create liens on certain assets to secure debt and to enter into certain sale-leaseback transactions. The Credit Facilities contain certain covenants that, among other things, restrict JHIGL and its restricted subsidiaries’ ability to incur indebtedness and grant liens other than certain types of permitted indebtedness and permitted liens, make certain restricted payments, and undertake certain types of mergers or consolidation actions.

The obligations under the Credit Facilities and Notes are (i) jointly and severally guaranteed on a senior secured basis by JHIGL, JHNAH, JHIF, JHUSHL and JHBP and; (ii) are secured by a lien on the equity interests of certain direct wholly owned material US restricted subsidiaries of JHIGL and the borrowers that are not restricted from being pledged pursuant to applicable regulatory requirements or applicable law.
Off Balance Sheet Arrangements
As of March 31, 2026, the Company had $10.7 million of issued but undrawn letters of credit and bank guarantees, of which $5.9 million is supported under the Revolving Facility. These letters of credit and bank guarantees relate to various operational matters including insurance, performance bonds and other items. As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Facility, leaving the Company with $994.1 million of available borrowing capacity under the Revolving Facility.
9.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following components:

	March 31
(Millions of US dollars)	2026	2025
Trade creditors	$351.4	$232.5
Accrued interest	22.5	7.7
Accrued customer rebates	238.4	132.0
Other creditors and accruals	100.2	74.2
Total	$712.5	$446.4
One member of the Company’s board of directors is also on the board of directors of J.B. Hunt Transport Services, Inc (“JB Hunt”). For fiscal years ended March 31, 2026, 2025 and 2024, the Company paid $40.5 million, $38.0 million and $36.6 million, respectively, to JB Hunt for freight services in North America.
The Company enters into various purchase obligations in the ordinary course of business. As of March 31, 2026, the Company has aggregate unconditional purchase obligations, primarily raw material and marketing contracts, totaling $60.9 million over the next five fiscal years, with $35.9 million due within one year.
10. Leases
The Company’s lease portfolio consists primarily of real estate, forklifts at its manufacturing facilities and a fleet of vehicles primarily for sales representatives. The lease term for all of its leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate.

The following table represents the Company’s ROU assets and lease liabilities:

	March 31
(Millions of US dollars)	2026	2025
Assets:
Operating leases, net	$133.4	$70.4
Finance leases, net	100.8	2.7
Total right-of-use assets	$234.2	$73.1

Liabilities:
Operating leases:
Current	$32.9	$21.6
Non-Current	114.3	63.9
Total operating lease liabilities	$147.2	$85.5

Finance leases:
Current	$5.6	$1.1
Non-Current	97.9	1.9
Total finance lease liabilities	$103.5	$3.0

Total lease liabilities	$250.7	$88.5
The increase in lease assets and liabilities is primarily due to the acquisition of AZEK.
The following table represents the Company’s lease expense:

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Operating leases	$34.7	$25.1	$22.3
Short-term leases	7.1	6.6	4.6
Finance leases	7.0	1.2	1.1
Interest on lease liabilities	4.4	0.2	0.2
Total lease expense	$53.2	$33.1	$28.2
The weighted-average remaining lease term of the Company’s leases is as follows:

	March 31
(In Years)	2026	2025
Operating leases	7.0	6.3
Finance leases	20.3	3.2

The weighted-average discount rate of the Company’s leases is as follows:

	March 31
	2026	2025
Operating leases	6.5%	5.8%
Finance leases	6.0%	6.2%

The following are future lease payments for non-cancellable leases at March 31, 2026:

Years ended March 31 (Millions of US dollars):	Operating Leases	Finance Leases	Total
Fiscal 2027	$40.4	$11.2	$51.6
Fiscal 2028	35.2	9.9	45.1
Fiscal 2029	25.9	8.4	34.3
Fiscal 2030	16.6	8.0	24.6
Fiscal 2031	12.0	7.7	19.7
Thereafter	56.7	145.4	202.1
Total	$186.8	$190.6	$377.4
Less: imputed interest			126.7
Total lease liabilities			$250.7
Supplemental cash flow and other information related to leases were as follows:

	Years Ended March 31
(Millions of US dollars)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$37.2	$27.4
Operating cash flows used for finance leases	3.7	0.2
Financing cash flows used for finance leases	4.8	1.2
Non-cash ROU assets obtained in exchange for new lease liabilities	65.0	34.3
Non-cash remeasurements decreasing ROU assets and lease liabilities	(6.5)	(0.7)
11.  Product Warranties
The following are the changes in the product warranty accrual:

	March 31
(Millions of US dollars)	2026	2025
Balance at beginning of period	$34.2	$36.2
Acquired as part of AZEK acquisition	30.8	—
Charges to cost of goods sold	7.4	3.9
Settlements made in cash or in kind	(8.4)	(5.9)
Balance at end of period	$64.0	$34.2

12.  Asbestos
Asbestos adjustments included in the consolidated statements of operations and comprehensive income comprise of the following:

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Change in actuarial estimate - asbestos liability	$46.7	$139.6	$148.1
Change in actuarial estimate - insurance receivable	3.0	(2.1)	(3.1)
Change in estimate - AICF claims-handling costs	0.8	(0.5)	8.5
Subtotal - Change in estimates	50.5	137.0	153.5
Effect of foreign exchange on Asbestos net liabilities	—	—	(9.7)
Loss on foreign currency forward contracts	—	—	7.8
Other	1.3	0.6	0.1
Asbestos adjustments	$51.8	$137.6	$151.7
Actuarial Study; Claims Estimate
At the end of each fiscal year, KPMG provides the Company with an updated actuarial study of potential asbestos-related liabilities. Based on KPMG’s assumptions, the study determines a range of possible total cash flows and calculates a central estimate, which is intended to reflect a probability-weighted expected outcome of those actuarial estimated future cash flows.
The following table sets forth the central estimates, net of insurance recoveries, calculated by KPMG as of March 31, 2026:

	As of March 31, 2026
(Millions of US and Australian dollars, respectively)	US$	A$
Central Estimate – Discounted and Inflated	924.7	1,351.1
Central Estimate – Undiscounted but Inflated	1,264.3	1,847.3
Central Estimate – Undiscounted and Uninflated	939.2	1,372.3
The asbestos liability has been revised to reflect the most recent undiscounted and uninflated actuarial estimate prepared by KPMG.
In estimating the potential financial exposure, KPMG has made a number of assumptions, including, but not limited to, assumptions related to the peak period of claims, total number of claims that are reasonably estimated to be asserted through 2074, the typical cost of settlement (which is sensitive to, among other factors, the industry in which a plaintiff claims exposure, the alleged disease type, the age of the claimant and the jurisdiction in which the action is brought), the legal costs incurred in the litigation of such claims, the rate of receipt of claims, the settlement strategy in dealing with outstanding claims and the timing of settlements. Changes to the assumptions may be necessary in future periods should claims reporting escalate or decline.
Due to inherent uncertainties in the legal and medical environment, the number and timing of future claim notifications and settlements, the recoverability of claims against insurance contracts, and estimates of future trends in average claim awards, the actual liability could differ materially from that which is currently recorded.
The potential range of costs as estimated by KPMG is affected by a number of variables such as nil settlement rates, peak year of claims, past history of claims numbers, average settlement rates, past history of Australian asbestos-related medical injuries, current number of claims, average defense and plaintiff legal costs, base wage inflation and superimposed inflation. The potential range of losses disclosed includes both asserted and unasserted claims.
A sensitivity analysis was performed by KPMG to determine how the actuarial estimates would change if certain assumptions (i.e., the rate of inflation and superimposed inflation, the average costs of claims and legal fees, and the projected numbers of claims) were different from the assumptions used to determine the central estimates. The sensitivity analysis performed in the actuarial report is directly related to the discounted but inflated central estimate and the undiscounted but inflated central estimate. The actual cost of the liabilities could be outside of that range depending on the results of actual experience relative to the assumptions made.
The following summarizes the results of the analysis:

	As of March 31, 2026
(In millions)	US$	A$
Discounted (but inflated) - Low	749.1	1,094.5
Discounted (but inflated) - High	1,364.9	1,994.3

Undiscounted (but inflated) - Low	1,005.7	1,469.4
Undiscounted (but inflated) - High	1,963.1	2,868.3
Potential variation in the estimated peak period of claims has an impact much greater than the other assumptions used to derive the discounted central estimate. In performing the sensitivity assessment of the estimated incidence pattern reporting for mesothelioma, if the pattern of incidence was shifted by two years, the central estimate could increase by approximately 19% on a discounted basis.
Effect of foreign exchange on asbestos net liabilities
Prior to March 31, 2024, the effect of foreign exchange on Asbestos net liabilities resulted from a USD functional currency subsidiary funding the required AICF payments under the AFFA. Effective March 31, 2024, the Company funds its AICF payments primarily using operating profits of its Australian subsidiary, an Australian dollar functional currency entity. As a result, to the extent that the Australian entity is able to provide funding to meet payment obligations under the AFFA, the foreign currency movements related to the asbestos liability is accounted for as foreign exchange translation adjustments and included in Accumulated other comprehensive loss on the consolidated balance sheets.

Claims Data
The following table shows the activity related to the number of open claims, new claims and closed claims during each of the past five years and the average settlement per settled claim and case closed:

	For the Years Ended March 31
	2026	2025	2024	2023	2022
Number of open claims at beginning of period	482	379	359	365	360
Number of new claims
Direct claims	348	443	410	403	411
Cross claims	150	210	154	152	144
Number of closed claims	535	550	544	561	550
Number of open claims at end of period	445	482	379	359	365
Average settlement amount per settled claim	A$307,000	A$327,000	A$289,000	A$303,000	A$314,000
Average settlement amount per case closed [1]	A$257,000	A$291,000	A$262,000	A$271,000	A$282,000

Average settlement amount per settled claim	US$203,000	US$213,000	US$190,000	US$208,000	US$232,000
Average settlement amount per case closed [1]	US$170,000	US$190,000	US$172,000	US$186,000	US$208,000
[1] The average settlement amount per case closed includes nil settlements.
Under the terms of the AFFA, the Company has rights of access to actuarial information produced for AICF by the actuary appointed by AICF, which is currently KPMG. The Company’s disclosures with respect to claims statistics are subject to it obtaining such information, however, the AFFA does not provide the Company an express right to audit or otherwise require independent verification of such information or the methodologies to be adopted by the approved actuary. As such, the Company relies on the accuracy and completeness of the information provided by AICF to the approved actuary and the resulting information and analysis of the approved actuary when making disclosures with respect to claims statistics.
The following is a detailed rollforward of the Net Unfunded AFFA liability, net of tax, for the fiscal year ended March 31, 2026:

(Millions of US dollars)	Asbestos Liability	Insurance Receivables	Restricted Cash and Investments	Other Assets and Liabilities	Net Unfunded AFFA Liability	Deferred Tax Assets	Income Tax Payable	Net Unfunded AFFA Liability, net of tax
Opening Balance - March 31, 2025	$(983.6)	$28.7	$213.7	$0.7	$(740.5)	$284.5	$37.9	$(418.1)
Asbestos claims paid	105.4	—	(105.4)	—	—	—	—	—
Payment received in accordance with AFFA	—	—	125.4	—	125.4	—	—	125.4
AICF claims-handling costs incurred (paid)	1.6	—	(1.6)	—	—	—	—	—
AICF operating costs paid - non claims-handling	—	—	(1.9)	—	(1.9)	—	—	(1.9)
Change in actuarial estimate	(46.7)	(3.0)	—	—	(49.7)	—	—	(49.7)
Change in claims handling cost estimate	(0.8)	—	—	—	(0.8)	—	—	(0.8)
Impact on deferred income tax due to change in actuarial estimate	—	—	—	—	—	15.2	—	15.2
Insurance recoveries	—	(3.8)	3.8	—	—	—	—	—
Movement in income tax payable	—	—	—	—	—	(38.5)	(0.2)	(38.7)
Other movements	—	—	17.6	(0.5)	17.1	(2.9)	0.4	14.6
Effect of foreign exchange	(84.5)	2.4	17.1	—	(65.0)	24.2	2.1	(38.7)
Closing Balance - March 31, 2026	$(1,008.6)	$24.3	$268.7	$0.2	$(715.4)	$282.5	$40.2	$(392.7)

AICF Funding
The following are amounts contributed to AICF, excluding interest, during the last three fiscal years:

(In millions)	US$	A$
Fiscal 2026	125.4	193.6
Fiscal 2025	99.2	149.6
Fiscal 2024	91.8	137.5
For the fiscal year ended March 31, 2026, the Company did not provide financial or other support to AICF that it was not previously contractually required to provide.
Restricted Investments
AICF invests its excess cash in time deposits, which are classified as HTM investments and the carrying value materially approximates the fair value for each investment. The following table represents the investments outstanding as of March 31, 2026:

Date Invested	Maturity Date	Interest Rate	A$ Millions
January 2026	January 27, 2027	4.78%	70.0
October 2025	October 16, 2026	4.14%	70.0
July 2025	July 24, 2026	4.14%	60.0
April 2025	April 7, 2026	4.16%	90.0
AICF – NSW Government Secured Loan Facility
AICF may borrow, subject to certain conditions, up to an aggregate amount of A$320.0 million ($219.0 million, based on the exchange rate at March 31, 2026). The AICF Loan Facility is guaranteed by the Former James Hardie Companies and is available to be drawn for the payment of claims through November 1, 2030, at which point, all outstanding borrowings must be repaid. At March 31, 2026 and 2025, AICF had no amounts outstanding under the AICF Loan Facility.
13.  Derivative Instruments
In May 2025, the Company entered into an interest rate swap agreement to manage interest rate risk related to the Company’s Term Facilities by swapping variable interest at a rate based on SOFR with a fixed rate of 3.79%. The interest rate swap (“swap”) agreement has a notional amount of $1,000.0 million and will expire on June 30, 2028.
On July 1, 2025, the Company met the requirements to designate the swap as a cash flow hedge. The fair value of the swap is estimated by using a valuation model based on observable market data, including yield curves. The gain (loss) is recorded in Accumulated other comprehensive loss and then reclassified into Interest, net in the same period in which the hedged transaction affects earnings. As of March 31, 2026, the Company expects to reclass approximately $5.4 million ($4.0 million after-tax) as a decrease to interest expense in the next 12 months.
For the three months ended June 30, 2025, the swap did not meet the requirements for hedge designation and the Company recorded a loss of $11.6 million in Other expense (income), net.

The fair value of the swap and classification on the consolidated balance sheets is as follows:

			Fair Value as of
(Millions of US dollars)	Fair Value Hierarchy	Balance Sheet Location	March 31, 2026	March 31, 2025
Interest rate swap	Level 2	Other current liabilities	$4.7	$—
Refer to Note 18, “Accumulated Other Comprehensive Loss” for further details of the effect of derivative instruments.
14.  Income Taxes
Income tax expense includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Income tax expense consists of the following components:

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Income before income taxes:
Domestic	$273.1	$175.8	$239.1
Foreign	(66.4)	469.6	515.7
Income before income taxes	$206.7	$645.4	$754.8
Income tax expense:
Current:
Domestic	$41.7	$30.0	$38.7
Foreign	36.5	90.0	133.0
Current income tax expense	78.2	120.0	171.7
Deferred:
Domestic	(5.3)	16.3	17.3
Foreign	29.8	85.1	55.6
Deferred income tax expense	24.5	101.4	72.9
Total income tax expense	$102.7	$221.4	$244.6

In accordance with the adoption of ASU 2023-09 (detailed in Note 1, “Organization and Significant Accounting Policies – Accounting Pronouncements – Adopted in Fiscal Year 2026”), the table below provides a reconciliation of the Irish statutory rate to the effective tax rate for the year ended March 31, 2026. The Company has adopted ASU 2023-09 on a prospective basis.

	Year ended March 31
(Millions of US dollars)	2026
Irish Statutory Tax Rate	$25.8	12.5%
Foreign Tax Effects
United States
Foreign tax on domestic income	35.3	17.1%
State income taxes, net of federal income tax benefit	2.5	1.2%
Statutory tax rate difference between United States and Ireland	(16.8)	(8.1)%
Share-based payment awards	6.5	3.1%
Nondeductible acquisition costs	10.9	5.3%
Unremitted earnings benefit	(4.8)	(2.3)%
Other	(1.6)	(0.8)%
Australia
Statutory tax rate difference between Australia and Ireland	17.6	8.5%
Other	1.0	0.5%
Germany
Statutory tax rate difference between Germany and Ireland	1.4	0.7%
Effect of changes in tax law or rates enacted in the current period	(7.9)	(3.8)%
Other foreign jurisdictions	6.3	3.0%
Nontaxable or nondeductible items	4.3	2.1%
Changes in unrecognized tax benefits	19.4	9.3%
Other	2.8	1.4%
Total income tax expense	$102.7	49.7%
The following table is a reconciliation of the Company’s blended statutory tax rate to the total effective tax rates for the years ended March 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09.

	Years Ended March 31
(Millions of US dollars)	2025	2024
Income tax expense computed at the statutory tax rates	$117.9	$135.1
US state income taxes, net of the federal benefit	15.2	14.0
Asbestos - effect of foreign exchange	—	(3.2)
Expenses not deductible	14.2	3.6
Stock and executive compensation	2.4	7.6
Foreign taxes on domestic income	50.8	60.2
Taxes on foreign income	17.2	17.7
Net deferred tax remeasurement	(1.1)	7.3
Other items	4.8	2.3
Total income tax expense	$221.4	$244.6
Effective tax rate	34.3%	32.4%

The tax effects of significant temporary differences creating deferred tax assets and liabilities were:

	March 31
(Millions of US dollars)	2026	2025
Deferred tax assets:
Intangible assets	$700.0	$756.7
Asbestos liability	282.5	284.5
Tax credit carryforwards	123.1	111.8
Net operating loss carryforwards	64.1	77.4
Operating lease liabilities	62.3	23.3
Other deferred tax assets	154.7	75.8
Total deferred tax assets	1,386.7	1,329.5
Valuation allowance	(273.9)	(256.9)
Total deferred tax assets net of valuation allowance	1,112.8	1,072.6
Deferred tax liabilities:
Intangible assets	(744.1)	(40.3)
Depreciable and amortizable assets	(277.9)	(170.7)
Deferred tax on unremitted earnings	(58.1)	(63.0)
Operating lease assets	(57.3)	(18.7)
Other deferred tax liabilities	(19.3)	(16.1)
Total deferred tax liabilities	(1,156.7)	(308.8)
Total deferred taxes, net	$(43.9)	$763.8
As of March 31, 2026, the Company has tax loss carry-forwards in Australia, New Zealand, Europe and the US of $64.1 million, that are available to offset future taxable income in the respective jurisdiction, and against which there is a partial valuation allowance of $2.2 million. Carry-forwards in Australia, New Zealand and Europe are not subject to expiration.
The Australian net operating loss carry-forwards primarily result from current and prior year tax deductions for contributions to AICF. James Hardie 117 Pty Limited, the Performing Subsidiary under the AFFA, is able to claim a tax deduction for its contributions to AICF over a five-year period commencing in the year the contribution is incurred. As of March 31, 2026, the Company recognized a tax deduction of $128.0 million (A$193.5 million) for the current year relating to total contributions to AICF of $674.5 million (A$967.5 million) incurred in tax years 2022 through 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including reinstatement of federal bonus depreciation, deductions for domestic research and development expenditures, and modifications to the international tax framework. The enactment of OBBBA did not have a material impact on the Company’s consolidated financial statements.
The Company establishes a valuation allowance against a deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
As of March 31, 2026, the Company has foreign tax credit carry-forwards of $114.4 million that are available to offset future taxes payable and against which there is a 100% valuation allowance. The Company also had US tax credit carry-forwards of $8.3 million that are available to offset future taxes payable which expire between tax years 2026 through 2031, and against which there is a partial valuation allowance of $5.2 million.
In determining the need for and the amount of a valuation allowance in respect of the Company’s asbestos related deferred tax asset, management reviewed the relevant empirical evidence, including the current and past core earnings of the Australian business and forecast earnings of the Australian business considering current trends. Although realization of the deferred tax asset will occur over the life of the AFFA, which extends beyond the forecast period for the Australian business, Australia provides an unlimited carry-forward period for tax losses. Based upon managements’ review, the Company believes that it is more likely than not that the Company will realize its asbestos related deferred tax asset and that no valuation allowance is necessary as of March 31, 2026. In the future, based on review of the empirical evidence by management at that time, if management determines that realization of its asbestos related deferred tax asset is not more likely than not, the Company may need to provide a valuation allowance to reduce the carrying value of the asbestos related deferred tax asset to its realizable value.
In accordance with ASU 2023-09 disclosure requirements, the table below summarizes income taxes paid (net of refunds) by jurisdiction for the fiscal year ended March 31, 2026.

(Millions of US dollars)	March 31, 2026
Ireland	$31.8
Foreign:
United States	48.5
Other	4.8
Income Taxes Paid	$85.1
The Company paid income taxes, net of refunds of $85.1 million, $128.1 million and $183.1 million during the fiscal years ended March 31, 2026, 2025 and 2024, respectively.
The US Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in March 2020 providing wide ranging economic relief for individuals and businesses. One component of the CARES Act provides the Company with an opportunity to carryback US net operating losses arising during the years ended March 31, 2021 and 2020 to the prior five tax years. The Company utilized these carryback provisions and has a remaining current taxes receivable of $37.7 million at March 31, 2026.
Commencing April 1, 2024, the Company adopted the Pillar Two rules in accordance with the Minimum Tax Directive of the European Union for implementation of Pillar Two of the Organization for Economic Cooperation and Development’s (OECD’s) Two Pillar solution. The Pillar Two rules provide that income of large groups is taxed at a minimum effective tax rate of 15% on a jurisdictional basis. The Pillar Two rules include an Income Inclusion Rule top-up tax and a domestic top-up tax, which applies to fiscal years commencing on or after December 31, 2023, and an Undertaxed Profits Rule which applies to fiscal years commencing on or after December 31, 2024. For the year ended March 31, 2026, the Company did not recognize a material amount of current tax expense related to the Pillar Two rules.

The Company or its subsidiaries files income tax returns in various jurisdictions including Ireland, the United States, Australia and various jurisdictions in Europe and Asia Pacific. Due to the size and nature of its business, the Company is subject to ongoing audits and reviews by taxing jurisdictions on various tax matters. The Company is no longer subject to general tax examinations in Ireland for the tax years prior to tax year 2021, Australia for tax years prior to tax year 2022 and in the US for tax years prior to tax year 2017. Refer to Note 15, “Commitments and Contingencies” for further information related to the completed Australian Tax Office (“ATO”) audit.

Unrecognized Tax Benefits
For the fiscal years ended March 31, 2026, 2025, and 2024, the total amount of penalties and interest recorded in Income tax expense related to unrecognized tax benefits were immaterial. The liabilities associated with uncertain tax benefits are included in Other liabilities or Income Taxes Payable, depending on the expected timing of payments, on the Company’s consolidated balance sheets. As of March 31, 2026, the total amount of unrecognized tax benefits and the total amount of interest and penalties accrued by the Company that, if recognized, would affect the effective tax rate were $4.9 million.
15.  Commitments and Contingencies
The Company is involved from time to time in various legal proceedings and administrative actions related to the normal conduct of its business, including general liability claims, putative class action lawsuits and litigation concerning its products.
Although it is impossible to predict the outcome of any pending legal proceeding, management believes that such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows, except as described in these consolidated financial statements.
Australia Class Action Securities Claim
On May 8, 2023, a group proceeding (class action) was filed in The Supreme Court of Victoria, Australia by Raeken Pty Ltd against James Hardie Industries plc on behalf of persons who purchased certain James Hardie equity securities from February 7, 2022 through November 7, 2022. The litigation is being funded by a litigation funder in Australia, CASL Funder Pty Ltd. The proceeding includes allegations that James Hardie breached relevant provisions of the Corporations Act 2001 (Cth) and the Australian and Securities Investment Act 2001 (Cth), including with respect to certain forward-looking statements James Hardie made about forecasted financial performance measures during the period specified above. The Company believes the challenged statements were proper and is defending the matter. Currently, the Plaintiffs are seeking leave to amend their statement of claim for a second time, and, as a result the July 2026 trial date was vacated and is now reset for February 15, 2027. As of March 31, 2026, the Company has not recorded a reserve related to this matter as the chance of loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
ATO Audit
In February 2024, the ATO issued a transfer pricing position paper for income years ended March 31, 2011 through March 31, 2019, setting out the ATO’s view that certain profits related to arrangements with the Company’s technology holding company based in Ireland should be allocated to Australian subsidiaries of the Company and taxed in Australia. In October 2025, the Company and the ATO reached an agreement which finalized the tax audit being conducted by the ATO on the Company's Australian income tax returns for the years ended March 31, 2011 through March 31, 2019, settled all outstanding issues arising from this audit up to and including the year ended March 31, 2025, and provides greater clarity for future years. The agreed settlement was made without concessions or admissions of liability by either the Company or the ATO. During the fiscal year ended March 31, 2026, the Company recognized an income tax expense of $18.2 million (A$27.6 million) and a corresponding non-cash reduction in the deferred tax assets relating to Australian net operating losses in respect of this settlement. There will be no additional taxes payable in respect of this settlement.

US Class Action Securities Claims
On October 24, 2025, a putative shareholder class action was filed in the United Stated District Court for the Northern District of Illinois against James Hardie Industries plc and its CEO and then-CFO on behalf of persons who purchased or otherwise acquired James Hardie common stock between May 20, 2025, through August 18, 2025. On February 17, 2026, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and an amended complaint was filed on April 20, 2026. The case asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions throughout the class period related to the strength of the Company’s North America Fiber Cement segment despite alleged customer inventory destocking.
During February and March 2026, shareholders filed two additional putative class actions in the Circuit Court of Cook County, Illinois and a third shareholder filed a putative class action in the Supreme Court of the State of New York, County of New York against James Hardie Industries plc and certain of its current and former directors and officers on behalf of former AZEK stockholders who received James Hardie common stock in exchange for shares of AZEK common stock in connection with the acquisition of AZEK (collectively, the “State Court Securities Cases”). One of the cases also named Ernst & Young LLP as a defendant. The State Court Securities Actions assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that defendants made material misstatements and omissions regarding the strength of operations and customer inventory destocking in filings made in connection with James Hardie’s acquisition of AZEK. The Illinois actions were consolidated into a single action on April 20, 2026, and on May 12, 2026, the New York action was voluntarily discontinued. Plaintiffs in the consolidated Illinois action must file an amended complaint by June 26, 2026.
The Company believes the securities claims are without merit and intends to vigorously defend against them. The Company has not recorded a reserve related to these matters as the Company believes a loss is not probable and the possible amount of loss, or range of loss, is not reasonably estimable at this time.
Environmental
The operations of the Company, like those of other companies engaged in similar businesses, are subject to a number of laws and regulations on air, soil and water quality, waste handling and disposal. The Company’s policy is to accrue for environmental costs when it is determined that it is probable that an obligation exists and the amount can be reasonably estimated.

16.  Share-Based Compensation
Total share-based compensation expense consists of the following:

	Years Ended March 31
(Millions of US dollars)	2026	2025	2024
Liability Awards	$9.2	$2.7	$17.3
Equity Awards	38.0	23.0	28.2
Total share-based compensation expense	$47.2	$25.7	$45.5
Total share-based compensation expense for the fiscal year ended March 31, 2026 includes replacement awards issued in connection with the AZEK acquisition.
As of March 31, 2026, the unrecorded future share-based compensation expense related to outstanding equity awards was $58.3 million and will be recognized over an estimated weighted average amortization period of 1.9 years.

2020 Omnibus Incentive Compensation Plan
In connection with the AZEK acquisition, the Company assumed the 2020 Omnibus Incentive Compensation Plan and assumed and replaced certain outstanding stock options and RSUs under that plan. The terms of the replacement awards were unchanged from the original awards. As of the acquisition date, the estimated fair value of the assumed equity awards was $182.1 million, of which $160.0 million was recognized as goodwill and the balance of $22.1 million will be recognized as share-based compensation expense over the remaining term of the replacement awards. The fair value of the replacement awards for services rendered through the acquisition date was recognized as a component of the purchase consideration, with the remaining fair value related to the post-combination services to be recorded as share-based compensation over the remaining vesting period.
The Company used the Black-Scholes pricing model to estimate the fair value of replacement service-based stock option awards. The significant assumptions used for the stock option valuation include a risk free interest rate of 3.75% - 3.88%, expected volatility of 35.0% - 40.0%, expected terms of 2.47 - 5.60 years, and an expected dividend yield of 0.0%. The fair value of the replacement RSUs was based on the closing price on the acquisition date.
The following summarizes the Company’s activity related to stock options assumed and replaced in the acquisition during the year ended March 31, 2026:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price (US$)
Acquisition replacement awards	5,838,003	12.80
Exercised	(140,105)	12.43
Forfeited	—	—
Balance at March 31, 2026	5,697,898	12.81
Options exercisable at March 31, 2026	5,641,523	12.71
The weighted-average remaining contractual term of options outstanding at March 31, 2026 was 4.4 years, and the aggregate intrinsic value was $37.0 million.
The following summarizes the Company’s activity related to RSUs assumed and replaced in the acquisition during the year ended March 31, 2026:

(Units)	2020 Omnibus Incentive Compensation Plan	Weighted Average Fair Value at Grant Date (US$)
Acquisition replacement awards	1,502,529	26.82
Vested	(1,173,547)	26.82
Forfeited	(23,524)	26.82
Outstanding at March 31, 2026	305,458	26.82
The weighted-average grant-date fair value of the RSUs replacement awards was $26.82 per unit.

The following summarizes the Company’s activity related to CSUs assumed and replaced in the acquisition during the year ended March 31, 2026:

(Units)	2020 Omnibus Incentive Compensation Plan
Acquisition replacement awards	1,453,047
Vested	(1,134,920)
Forfeited	(22,748)
Outstanding at March 31, 2026	295,379
For the fiscal year ending March 31, 2026, $30.0 million was paid in cash upon vesting of CSU units.
2001 Equity Incentive Plan
Under the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which was amended and restated in November 2025 and approved by shareholders, the Company can grant equity awards in the form of nonqualified stock options, performance awards, restricted stock grants, stock appreciation rights, dividend equivalent rights, phantom stock or other share-based benefits such as restricted stock units.
Long-Term Incentive Plan 2006
The Company’s shareholders approved the establishment of a Long-Term Incentive Plan in 2006 (the “LTIP”) to provide incentives to certain members of senior management (“Executives”). The Company determines the conditions or restrictions of any awards, which may include requirements of continued employment, individual performance or the Company’s financial performance or other criteria. Currently, the plan only allows for RSUs to be granted under the LTIP.
The following summarizes the Company’s shares available for grant as options, RSUs or other equity instruments under the LTIP and 2001 Plan:

Shares Available for Grant
Balance at March 31, 2024	17,779,070
Granted	(1,175,352)
Balance at March 31, 2025	16,603,718
Granted	(4,031,233)
Balance at March 31, 2026	12,572,485
Stock Options
The following summarizes the Company’s stock options activity during the noted period:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price (A$)
Balance at March 31, 2024	269,221	33.05
Granted	—	—
Balance at March 31, 2025	269,221	33.05
Granted	—	—
Balance at March 31, 2026	269,221	33.05
Options exercisable at March 31, 2026	269,221	33.05

Vested stock options can be exercised for shares for the exercise price at any time up to the end of the contractual term. As of March 31, 2026, the weighted-average remaining contractual term is 1.6 years and the aggregate intrinsic value is nil.
RSUs
The Company estimates the fair value of RSUs on the date of grant and recognizes this estimated fair value as compensation expense over the periods in which the RSU vests.
The following summarizes the Company’s RSU activity:

(Units)	Service Vesting (2001 Plan)	Performance Vesting (LTIP)	Market Conditions (LTIP)	Total	Weighted Average Fair Value at Grant Date (A$)
Outstanding at March 31, 2024	1,227,652	444,902	1,113,651	2,786,205	33.36
Granted	527,577	250,826	396,949	1,175,352	45.57
Vested	(532,445)	(104,434)	(1,490)	(638,369)	35.86
Forfeited	(121,585)	(5,609)	(322,022)	(449,216)	28.64
Outstanding at March 31, 2025	1,101,199	585,685	1,187,088	2,873,972	38.64
Granted	1,719,029	1,010,080	1,302,124	4,031,233	27.04
Vested	(529,383)	(186,024)	—	(715,407)	38.50
Forfeited	(163,203)	(371,156)	(642,485)	(1,176,844)	29.57
Outstanding at March 31, 2026	2,127,642	1,038,585	1,846,727	5,012,954	31.46
The following includes the assumptions used to fair value the RSU grants (market condition):

Vesting Condition:	Market	Market	Market	Market
	FY26	FY26	FY26	FY25
Date of grant	12/18/2025	10/30/2025	9/2/2025	8/17/2024
Dividend yield (per annum)	—%	—%	—%	—%
Expected volatility	45.9%	44.0%	44.6%	37.9%
Risk free interest rate	3.5%	3.6%	3.6%	3.9%
Expected life in years	2.7	2.8	3.0	3.0
JHX stock price at grant date (A$)	29.95	32.83	30.13	51.99
Number of restricted stock units	654,899	219,775	427,450	396,949
The following presents the total fair value of all of our restricted stock units vested:

	Years ended March 31
(Millions of US dollars)	2026	2025	2024
Total fair value vested	$15.6	$22.3	$16.1
Scorecard LTI – CSUs
Under the terms of the LTIP, the Company grants scorecard LTI CSUs to executives and the vesting of awards is based on the individual’s performance measured over a three year period against certain performance targets. These awards provide recipients a cash incentive based on an average 20 trading-day closing price of JHI plc’s common stock price and each executive’s scorecard rating.

The following represents the activity related to the CSUs:

	FY26	FY25
Granted	542,427	500,610
Vested	229,066	232,420
Cancelled	471,357	88,382
For the fiscal years ending March 31, 2026, 2025 and 2024, $6.3 million, $7.9 million and $5.1 million, respectively, was paid in cash upon vesting of CSU units.
17.  Capital Management
Share Buyback Purchase Program
The Company does not have an active share buyback program and did not repurchase any shares during the year ending March 31, 2026. Below is the activity under the previously announced share buyback programs:

In Millions, except price per share	Total Number of Shares Purchased	Average Price Paid per Share (US$)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (US$)
Total as of March 31, 2024	12.5		12.5
April 1, 2024 - April 30, 2024	—	$—	—	$99.8
May 1, 2024 - May 31, 2024	0.9	$31.43	0.9	$72.3
June 1, 2024 - June 30, 2024	1.5	$31.41	1.5	$74.8
July 1, 2024 - July 31, 2024	—	$—	—	$74.8
August 1, 2024 - August 31, 2024	1.0	$35.26	1.0	$39.2
September 1, 2024 - September 30, 2024	1.1	$36.39	1.1	$—
October 1, 2024 - October 31, 2024	—	$—	—	$—
November 1, 2024 - November 30, 2024	—	$—	—	$300.0
December 1, 2024 - December 31, 2024	—	$—	—	$300.0
January 1, 2025 - January 31, 2025	—	$—	—	$300.0
February 1, 2025 - February 28, 2025	—	$—	—	$300.0
March 1, 2025 - March 31, 2025	—	$—	—	$300.0
Total as of March 31, 2025	17.0		17.0
18.  Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following at March 31, 2026:

(Millions of US dollars)	Cash Flow Hedges	Pension Actuarial Gain	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2025	$0.1	$1.4	$(59.7)	$(58.2)
Change in component, net of tax	5.5	1.0	7.6	14.1
Reclassification from other comprehensive loss into net income, net of tax	(2.2)	—	—	(2.2)
Balance at March 31, 2026	$3.4	$2.4	$(52.1)	$(46.3)

19.  Restructuring, net
Restructuring, net consists of the following:

	Restructuring Expenses
	March 31
(Millions of US dollars)	2026	2025	2024
Equipment write-offs, including disposal costs	$—	$30.3	$—
Reclassification of foreign currency translation adjustments	1.4	8.3	—
Other exit costs	—	11.7	—
Australia & New Zealand segment	1.4	50.3	—
Equipment write-offs, including disposal costs	22.1	—	—
Other exit costs	13.5	—	—
Siding & Trim segment	35.6	—	—
Deck, Rail & Accessories segment	3.4	—	—
General Corporate & R&D	(24.2)	—	20.1
Total	$16.2	$50.3	$20.1
Australia & New Zealand segment
For the fiscal years ended March 31, 2026 and March 31, 2025, the Company recorded $1.4 million and $50.3 million, respectively, of exit costs related to the closure of its Philippines manufacturing and commercial operations. The net assets remaining in the Philippines primarily consists of land and buildings, which are classified as held for sale.
Siding & Trim segment
For the fiscal year ended March 31, 2026, the Company recorded $35.6 million of exit costs related to the closure of its manufacturing facilities in Fontana, California and Summerville, South Carolina.
General Corporate & R&D
During the fiscal year ended March 31, 2026, the Company completed the sale of its Truganina greenfield site and received proceeds of $108.2 million and recorded a gain on sale of $26.2 million in General Corporate Costs. The Company also impaired $2.0 million of R&D assets as part of the closure of its manufacturing facility in Fontana, California.
20.  Segment and Geographic Information
As of March 31, 2026, the Company has four reportable segments:
•Siding & Trim segment - Manufactures fiber cement and PVC exterior siding and trim products, as well as moulding, interior linings, and accessories in the United States. These products are sold in the United States and Canada.
•Deck, Rail & Accessories segment - Manufactures decking, railing, cladding, pergolas, cabanas and related accessories in the United States; these products are sold in the United States and Canada.
•Australia & New Zealand segment - Includes fiber cement products manufactured in Australia and sold in Australia and New Zealand.
•Europe segment - Includes fiber gypsum products and cement bonded boards manufactured in Europe, and fiber cement products manufactured in the United States that are sold in Europe.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM uses segment Operating Income to allocate resources and assess segment performance, primarily through the annual budgeting process and monthly performance reviews. During these reviews, the CODM monitors actual results versus the prior period, forecasted results and the annual plan. The CODM also considers this information in making strategic decisions related to capital allocations. The Company does not report total assets by segment as the Company’s CODM does not assess performance, or allocate resources based on segment assets.
The Company's General Corporate and unallocated R&D costs do not meet the applicable accounting guidance for separate disclosure as a reportable segment, and are reflected as reconciling items to consolidated Net Income. General Corporate costs primarily consist of Asbestos adjustments, officer and employee compensation and related benefits, professional and legal fees, administrative costs, acquisition related costs and rental expense on the Company’s corporate offices, which are not allocated to the reportable segments. Unallocated R&D costs represented the costs incurred by the research and development centers which were costs not directly associated with one of our reportable segments. Beginning July 1, 2025, R&D costs are allocated to the segments. For the fiscal year ended March 31, 2026, $24.2 million was allocated to Siding & Trim, $3.7 million to Australia & New Zealand and $0.6 million to Europe.
The Company does not report Interest, net for each segment as the segments are not held directly accountable for interest.
For additional information on the Company’s reportable segments, see Note 1, “Organization and Significant Accounting Policies – Reportable Segments”.
The following is the Company’s segment information:

	Operating Income
(Millions of US dollars)	Siding & Trim	Deck, Rail & Accessories	Australia & New Zealand	Europe	Total
For the year ended March 31, 2026
Net sales	$2,963.1	$795.2	$520.6	$556.9	$4,835.8
Cost of goods sold	1,844.9	579.9	298.1	383.3	3,106.2
Gross profit	1,118.2	215.3	222.5	173.6	1,729.6
Selling, general and administrative expenses	373.6	222.3	62.4	117.4	775.7
Restructuring expenses	35.6	3.4	1.4	—	40.4
Other expenses [1]	47.1	7.3	4.8	4.0	63.2
Segment operating income (loss)	$661.9	$(17.7)	$153.9	$52.2	$850.3

Reconciliation to consolidated net income
General Corporate costs [2,3]					(402.7)
Interest, net					(231.1)
Other expense, net					(9.8)
Income tax expense					(102.7)
Consolidated net income					$104.0
____________
1.Other expenses represent R&D costs and acquisition related expenses allocated to the segments.
2.Includes acquisition related expenses.
3.Starting July 1, 2025, the Company began allocating R&D costs to the segments.

	Operating Income
(Millions of US dollars)	Siding & Trim	Australia & New Zealand	Europe	Total
For the year ended March 31, 2025
Net sales	$2,863.3	$519.9	$494.3	$3,877.5
Cost of goods sold	1,721.4	301.2	349.9	2,372.5
Gross profit	1,141.9	218.7	144.4	1,505.0
Selling, general and administrative expenses	291.7	56.0	104.0	451.7
Restructuring expenses	—	50.3	—	50.3
Other expenses [1]	9.3	1.4	2.4	13.1
Segment operating income	$840.9	$111.0	$38.0	$989.9

Reconciliation to consolidated net income
General Corporate [2] and Unallocated R&D costs				(334.0)
Interest, net				(10.3)
Other expense, net				(0.2)
Income tax expense				(221.4)
Consolidated net income				$424.0

For the year ended March 31, 2024
Net sales	$2,891.4	$562.8	$482.1	$3,936.3
Cost of goods sold	1,674.8	335.4	337.7	2,347.9
Gross profit	1,216.6	227.4	144.4	1,588.4
Selling, general and administrative expenses	287.1	60.0	96.1	443.2
Other expenses [1]	8.4	1.3	3.3	13.0
Segment operating income	$921.1	$166.1	$45.0	$1,132.2

Reconciliation to consolidated net income
General Corporate and Unallocated R&D costs				(364.8)
Interest, net				(15.3)
Other income, net				2.7
Income tax expense				(244.6)
Consolidated net income				$510.2
____________
1.Other expenses represent R&D costs allocated to the segments.
2.Includes acquisition related expenses.

	Depreciation and Amortization Years ended March 31
(Millions of US dollars)	2026	2025	2024
Siding & Trim	$230.9	$160.7	$133.8
Deck, Rail & Accessories	202.4	—	—
Australia & New Zealand	22.4	19.2	17.0
Europe	30.0	32.4	29.7
General Corporate and R&D	7.8	3.9	4.5
Total	$493.5	$216.2	$185.0

	Capital Expenditures Years ended March 31
(Millions of US dollars)	2026	2025	2024
Siding & Trim	$220.1	$287.2	$298.1
Deck, Rail & Accessories	46.7	—	—
Australia & New Zealand	60.5	53.1	47.8
Europe	46.6	74.3	89.7
General Corporate and R&D	10.0	7.6	13.7
Total	$383.9	$422.2	$449.3

The following is the Company’s geographical information:

	Net Sales Years Ended March 31
(Millions of US dollars)	2026	2025	2024
United States of America	$3,544.5	$2,707.2	$2,743.7
Australia	423.3	401.1	403.8
Canada	213.8	156.1	147.7
Germany	163.9	142.9	140.5
New Zealand	97.3	92.6	87.7
Other Countries [1]	393.0	377.6	412.9
Total	$4,835.8	$3,877.5	$3,936.3

	Long-Lived Assets March 31
(Millions of US dollars)	2026	2025
United States of America	$2,607.8	$1,627.7
Australia	270.9	231.9
Germany	155.4	143.2
Spain	219.2	187.1
Other Countries [2]	65.5	52.2
Total [3]	$3,318.8	$2,242.1
____________
1Included are all other countries that account for less than 5% of net sales individually, primarily in Great Britain, Switzerland, Denmark, the Netherlands, France and other European countries.
2Included are all other countries that account for less than 5% of long-lived assets individually, primarily in the Netherlands, New Zealand, and Great Britain.
3Long-lived assets include Property, plant and equipment and ROU assets.
21. Concentrations of Risk
The distribution channels for the Company’s products are concentrated. The Company has one customer who has contributed greater than 10% of net sales in each of the past three fiscal years. The following represents net sales generated by this customer, which is from the Siding & Trim and Deck, Rail & Accessories segments:

	Years Ended March 31
(Millions of US dollars)	2026		2025		2024
Customer A	$546.4	11.3%	$586.6	15.1%	$558.2	14.2%

Approximately 27%, 30% and 30% of the Company’s net sales for each fiscal year 2026, 2025 and 2024, respectively, were from outside the United States. Consequently, changes in the value of foreign currencies could significantly affect the consolidated financial position, results of operations and cash flows of the Company’s non-US operations on translation into US dollars.
22. Employee Benefit Plan
In the United States, the Company sponsors a defined contribution plan, the James Hardie Retirement and Profit Sharing Plan (the “401(k) Plan”) which is a tax-qualified retirement and savings plan covering all US employees, including the senior executive officers, subject to certain eligibility requirements. Under this plan, the Company matches employee contributions dollar for dollar, up to a maximum of the first 6% of an employee’s eligible compensation.
In connection with the AZEK acquisition, the Company assumed the 401(k) defined contribution plans (the “401(k) Plans”) for the benefit of employees who meet certain eligibility requirements. The 401(k) Plans cover substantially all of the Company’s full-time employees. The 401(k) Plans match employee pre-tax and Roth IRA contributions. The Company matches 100% of the first 2% of employee contributions, plus 50% of the next 4% of employee contributions.
For the fiscal years ended March 31, 2026, 2025 and 2024, the Company made total matching contributions of $25.2 million, $19.0 million and $16.8 million, respectively under the multiple 401(k) plans.
The Company sponsors a deferred compensation plan for its executives whereby the plan assets are held in a rabbi trust. The deferred compensation is funded to the rabbi trust which holds investments directed by the participants and are accounted for as held for sale. The Company matches up to a maximum of the first 6% of an employee’s eligible compensation that would not be eligible in the 401(k) Plan due to Internal Revenue Service contribution limits so long as the participant defers eligible compensation to the deferred compensation plan. As of March 31, 2026, the assets held in trust and related deferred compensation liability recorded in the accompanying consolidated balance sheets are immaterial.