Form 10-Q
period 2026-06-30
James Hardie Industries plc
filed 2026-08-06
CIK 1159152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 1-15240
JAMES HARDIE INDUSTRIES plc
(Exact name of Registrant as specified in its charter)

Ireland	98-0382260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1st Floor, Block A One Park Place Upper Hatch Street, Dublin 2 (Address of principal executive offices)	D02 FD79, Ireland (Zip Code)
Registrant’s telephone number, including area code: 353 1411 6924
Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Ordinary shares, 0.59 Euro par value per share	JHX	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No
As of July 31, 2026, the registrant had 580,522,488 shares of common stock outstanding.
.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

James Hardie Industries plc
Condensed Consolidated Balance Sheets

(Millions of U.S. dollars)	(Unaudited) June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$289.9	$269.2
Restricted cash and cash equivalents	32.1	75.2
Restricted short-term investments — Asbestos	212.9	198.5
Accounts and other receivables, net	499.6	517.3
Inventories	612.1	635.7
Prepaid expenses and other current assets	101.8	120.0
Assets held for sale	10.8	10.9
Total current assets	1,759.2	1,826.8
Property, plant and equipment, net	3,051.4	3,084.6
Operating lease right-of-use assets	130.3	133.4
Finance lease right-of-use assets	97.7	100.8
Goodwill	4,775.8	4,780.4
Intangible assets, net	3,260.5	3,340.1
Deferred income taxes	71.3	73.3
Deferred income taxes — Asbestos	276.3	282.5
Other assets	70.9	66.7
Total assets	$13,493.4	$13,688.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$699.6	$712.5
Accrued payroll and employee benefits	124.7	167.9
Operating lease liabilities	33.6	32.9
Finance lease liabilities	6.3	5.6
Long-term debt, current portion	43.8	43.8
Accrued product warranties	11.1	10.7
Income taxes payable	26.5	13.1
Asbestos liability	128.8	128.3
Other liabilities	35.1	42.6
Total current liabilities	1,109.5	1,157.4
Long-term debt	4,232.9	4,491.2
Deferred income taxes	426.3	399.7
Operating lease liabilities	109.5	114.3
Finance lease liabilities	95.9	97.9
Accrued product warranties	53.9	53.3
Asbestos liability	851.4	880.3
Other liabilities	73.4	69.0
Total liabilities	6,952.8	7,263.1
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, Euro 0.59 par value, 2.0 billion shares authorized; 580,354,409 shares issued and outstanding at June 30, 2026 and 580,174,308 shares issued and outstanding at March 31, 2026	326.8	326.7
Additional paid-in capital	4,329.4	4,315.4
Retained earnings	1,934.0	1,829.7
Accumulated other comprehensive loss	(49.6)	(46.3)
Total shareholders’ equity	6,540.6	6,425.5
Total liabilities and shareholders’ equity	$13,493.4	$13,688.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended June 30,
(Millions of U.S. dollars, except per share data)	2026	2025
Net sales	$1,474.6	$899.9
Cost of goods sold	925.9	563.0
Gross profit	548.7	336.9
Selling, general and administrative expenses	295.4	156.1
Research and development expenses	15.4	12.1
Restructuring expenses	5.2	—
Acquisition related expenses	16.6	29.4
Asbestos adjustments	(1.6)	0.7
Operating income	217.7	138.6
Interest, net	61.5	37.8
Other (income) expense, net	(1.1)	11.1
Income before income taxes	157.3	89.7
Income tax expense	53.0	27.1
Net income	$104.3	$62.6
Income per share:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15
Weighted average common shares outstanding (Millions):
Basic	580.3	429.9
Diluted	584.3	431.1
Comprehensive income, net of tax:
Net income	$104.3	$62.6
Currency translation adjustments	(8.6)	24.3
Cash flow hedges	5.3	—
Comprehensive income	$101.0	$86.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended June 30, 2026
(Millions of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of March 31, 2026	$326.7	$4,315.4	$1,829.7	$(46.3)	$6,425.5
Net income	—	—	104.3	—	104.3
Other comprehensive loss	—	—	—	(3.3)	(3.3)
Share-based compensation	—	12.0	—	—	12.0
Issuance of common stock, net of shares withheld for taxes	0.1	1.0	—	—	1.1
Exercise of vested stock options	—	1.0	—	—	1.0
Balances as of June 30, 2026	$326.8	$4,329.4	$1,934.0	$(49.6)	$6,540.6

	Three Months Ended June 30, 2025
(Millions of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of March 31, 2025	$222.1	$271.9	$1,725.7	$(58.2)	$2,161.5
Net income	—	—	62.6	—	62.6
Other comprehensive income	—	—	—	24.3	24.3
Share-based compensation	—	6.9	—	—	6.9
Issuance of common stock, net of shares withheld for taxes	—	1.0	—	—	1.0
Balances as of June 30, 2025	$222.1	$279.8	$1,788.3	$(33.9)	$2,256.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Cash Flows from Operating Activities
Net income	$104.3	$62.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168.8	56.5
Lease expense	12.5	8.3
Deferred income taxes	29.0	13.8
Share-based compensation	12.0	6.9
Asbestos adjustments	(1.6)	0.7
Non-cash restructuring expenses	1.7	—
Non-cash interest expense	2.9	33.6
Other, net	7.3	22.1
Changes in operating assets and liabilities:
Accounts and other receivables	56.0	77.7
Inventories	26.0	(26.8)
Operating lease assets and liabilities, net	(14.3)	(7.9)
Prepaid expenses and other assets	(20.6)	(16.9)
Insurance receivable — Asbestos	0.8	0.9
Accounts payable and accrued liabilities	(10.8)	33.3
Claims and handling costs paid — Asbestos	(33.1)	(29.3)
Income taxes payable	13.6	4.6
Other accrued liabilities and interest	(10.5)	(33.2)
Net cash provided by operating activities	$344.0	$206.9
Cash Flows from Investing Activities
Purchases of property, plant and equipment	$(89.8)	$(103.2)
Capitalized interest	—	(2.1)
Purchase of restricted investments — Asbestos	(76.1)	(56.6)
Proceeds from restricted investments — Asbestos	62.3	56.6
Net cash used in investing activities	$(103.6)	$(105.3)
Cash Flows from Financing Activities
Proceeds from senior secured notes	$—	$1,700.0
Proceeds from revolving facility	530.0	—
Repayments of term loans	(10.9)	(290.6)
Repayments of revolving facility	(380.0)	—
Repayment of senior unsecured notes	(400.0)	—
Debt issuance costs paid	—	(6.3)
Proceeds from exercise of vested stock options	1.0	—
Repayment of finance lease obligations	(1.4)	(0.3)
Cash paid for shares withheld for taxes	(0.1)	—
Net cash (used in) provided by financing activities	$(261.4)	$1,402.8
Effects of exchange rate changes on cash and cash equivalents, restricted cash and restricted cash — Asbestos	$(1.4)	$1.8
Net (decrease) increase in cash and cash equivalents, restricted cash and restricted cash — Asbestos	(22.4)	1,506.2
Cash and cash equivalents, restricted cash and restricted cash — Asbestos at beginning of period	344.4	605.6
Cash and cash equivalents, restricted cash and restricted cash — Asbestos at end of period	$322.0	$2,111.8
Non-Cash Investing and Financing Activities
Capital expenditures incurred but not yet paid	$27.1	$19.6
Non-cash ROU assets obtained in exchange for new lease liabilities	$9.4	$2.7
Supplemental Disclosure of Cash Flow Activities
Cash paid for interest	$41.2	$4.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.  Organization and Significant Accounting Policies
Nature of Operations
James Hardie Industries plc (“JHI plc”) and its direct and indirect wholly-owned subsidiaries and variable interest entity (“VIE”) are collectively referred to as “James Hardie”, or the “Company”, “we”, “our” or “us”. The Company is a leading provider of exterior home and outdoor living solutions, with a portfolio that includes fiber cement siding and trim, fiber gypsum interior walls and floors, and composite and PVC decking and railing products, primarily in the United States, Australia, Europe and New Zealand. On July 1, 2025, the Company completed its acquisition of The AZEK Company Inc. (“AZEK”), an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, with manufacturing and recycling facilities in the United States.
Basis of Presentation
The Company operates on a fiscal year ending March 31; the term “$” refers to U.S. dollars; the term “A$” refers to Australian dollars. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and in management's opinion, includes all adjustments, consisting of only normal and recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full fiscal year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“2026 Form 10-K”) from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosures. Actual results could differ from those estimates.
The Company has recorded on its condensed consolidated balance sheets certain foreign assets and liabilities, that are denominated in foreign currencies and subject to translation or remeasurement into U.S. dollars at each reporting date under the applicable accounting guidance. Unless otherwise noted, the Company converts foreign currency denominated assets and liabilities into U.S. dollars at the spot rate at the end of the reporting period; while revenues and expenses are converted using an average exchange rate for the period.
Certain prior period amounts have been reclassified to conform to the current period presentation. On the Condensed Consolidated Balance Sheets, Restricted cash and cash equivalents — Asbestos has been reclassified to Restricted cash and cash equivalents, Insurance receivable — Asbestos and Workers’ compensation — Asbestos have been reclassified to Prepaid expenses and other current assets, Other assets, or Other liabilities depending on their respective category.
Summary of Significant Accounting Policies
There have been no material changes in the Company’s significant accounting policies that were disclosed in the 2026 Form 10-K.

Restricted Cash and Cash Equivalents
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	June 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Cash and cash equivalents	$289.9	$269.2
Restricted cash and cash equivalents	5.0	5.0
Restricted cash and cash equivalents — Asbestos	27.1	70.2
Total	$322.0	$344.4
Restricted cash and cash equivalents relates to letters of credit with insurance companies, which restrict the cash from use for general corporate purposes.
Restricted cash and cash equivalents — Asbestos is restricted to the settlement of asbestos claims and for the payment of the operating costs of Asbestos Injuries Compensation Fund (“AICF”).
Earnings Per Share
Basic earnings per share (“EPS”) is calculated using net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares calculated using the treasury stock method that would have been outstanding if the dilutive potential common shares, such as stock options and restricted stock units, had been issued.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(Millions of U.S. dollars and shares, except per share data)	2026	2025
Net income	$104.3	$62.6

Basic common shares outstanding	580.3	429.9
Dilutive effect of stock awards	4.0	1.2
Diluted common shares outstanding	584.3	431.1
Net income per share of common stock:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15
There were 0.2 million of potential common shares which would be considered anti-dilutive for the three months ended June 30, 2026. There were no potential common shares which would be considered anti-dilutive for the three months ended June 30, 2025.
Potential common shares of 1.6 million and 0.8 million for the three months ended June 30, 2026 and 2025 respectively, have been excluded from the calculation of diluted common shares outstanding as they are considered contingent shares which are not expected to vest.
Upon the completion of the acquisition of AZEK, the Company issued 148,861,787 CHESS Depositary Units of Foreign Securities (“CUFS”), which represent underlying shares of our ordinary shares, also referred to as our common shares or common stock (“Common Stock” or “Common Shares”), on July 1, 2025.

Accounting Standards Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The amendments in this standard require disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. These amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt ASU No. 2024-03 starting with its annual report for the fiscal year ending March 31, 2028 and is currently evaluating the impact of the guidance to the consolidated financial statements.
2.  Business Combination
On July 1, 2025 (the “Acquisition Date”), the Company completed the acquisition of AZEK which became a wholly-owned subsidiary of the Company. The business combination was accounted for under the acquisition method of accounting. Under such guidance, the Company measured identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Acquisition Date. The Company’s accounting for the acquisition is final.
The following table summarizes the final allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of the Acquisition Date.

(Millions of U.S. dollars)	Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$330.1
Accounts and other receivables	102.4
Inventories	280.0
Prepaid expenses and other current assets	21.7
Property, plant and equipment	838.2
Intangible assets	3,370.0
Other assets - non-current	135.1
Total assets acquired	$5,077.5

Accounts payable and accrued liabilities	$211.2
Other liabilities - current	74.0
Deferred tax liabilities, net	813.0
Other liabilities - non-current	158.1
Total liabilities assumed	$1,256.3
Net assets acquired	$3,821.2
Amount of goodwill recognized	$4,572.3
Total consideration transferred	$8,393.5
Goodwill of $4,572.3 million arising from the acquisition is calculated as the excess of the purchase price over the net assets acquired and is attributable to expected synergies, expanded market opportunities, and enhanced delivery network capabilities. Goodwill related to this acquisition is expected to be nondeductible for tax purposes. See Note 6, “Goodwill and Other Intangible Assets” for more information.
During the three months ended June 30, 2026 and 2025, the Company recorded acquisition-related costs in the condensed consolidated statements of operations and comprehensive income statement of $16.6 million and $29.4 million, respectively. For the three months ended June 30, 2026 all costs incurred were integration related costs and for the three months ended June 30, 2025 all costs incurred were transaction related costs.
Supplemental Pro Forma Results of Operations
The following unaudited supplemental pro forma financial information presents the Company’s consolidated results of operations as if the acquisition had been completed on April 1, 2024, but using the fair values of the assets acquired and liabilities assumed as of the closing date of the acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been achieved had the acquisition been completed on the assumed date, nor are they necessarily indicative of future results.

Three Months Ended June 30,
(Millions of U.S. dollars)	2025 (Unaudited)
Revenue	$1,316.5
Net income	$72.5
The pro forma results include adjustments directly attributable to the business combination. The adjustments relate to purchase accounting, primarily amortization of intangible assets and the impact of the acquisition financing.
3. Revenues
The Company's presentation of revenue by reportable segment most reasonably depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic and market-specific factors. The Company recognizes revenues when the requisite performance obligation has been met, that is, when the Company transfers control of its products to customers per the arranged shipping terms, which may be at time of shipment or upon delivery depending on the terms of the underlying contract.
The following represents the Company’s disaggregated revenues:

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Siding & Trim	$859.8	$641.8
Deck, Rail & Accessories	305.1	—
Australia & New Zealand	153.3	121.6
Europe	156.4	136.5
Total	$1,474.6	$899.9
The process by which the Company recognizes revenues is similar across each of the Company's reportable segments. The Company records estimated reductions in sales for customer rebates and discounts including volume, promotional, cash and other discounts. Rebates and discounts are recorded in Net sales based on management’s best estimate when products are sold. The estimates are based on historical experience for similar programs and products, and contractual obligations. Management reviews these rebates and discounts on an ongoing basis and the related accruals are adjusted, if necessary, as additional information becomes available.

4.  Inventories
Inventories consist of the following components:

	June 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Finished goods	$433.7	$453.0
Work-in-process	51.0	53.5
Raw materials and supplies	144.0	145.1
Provision for obsolete finished goods and raw materials	(16.6)	(15.9)
Total	$612.1	$635.7
5.  Property, Plant and Equipment
Property, plant and equipment consist of the following components:

	June 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Land	$122.8	$121.7
Buildings	1,040.4	995.2
Machinery and equipment	3,395.8	3,203.3
Construction in progress	376.3	555.1
Property, plant and equipment, at cost	4,935.3	4,875.3
Less accumulated depreciation	(1,883.9)	(1,790.7)
Property, plant and equipment, net	$3,051.4	$3,084.6
Depreciation expense for the three months ended June 30, 2026 and 2025 was $87.6 million and $55.2 million, respectively.
6. Goodwill and Other Intangible Assets
Goodwill
The following are the changes in the carrying value of goodwill:

(Millions of U.S. dollars)	Europe	Siding & Trim	Deck, Rail & Accessories	Total
Balance - March 31, 2026	$205.0	$1,141.2	$3,434.2	$4,780.4
Foreign exchange impact	(1.5)	—	—	(1.5)
Adjustments to Acquisition of The AZEK Company	—	(0.8)	(2.3)	(3.1)
Balance - June 30, 2026	$203.5	$1,140.4	$3,431.9	$4,775.8

Intangible Assets
The following are the net carrying amount of indefinite lived intangible assets other than goodwill:

	June 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Trade names	$117.3	$118.2
Other	7.6	7.4
Total	$124.9	$125.6

The following are the net carrying amount of amortizable intangible assets:

		June 30, 2026
(Millions of U.S. dollars)	Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	2 to 18	$2,880.0	$(228.4)	$2,651.6
Trade Names	5 to 15	330.0	(26.7)	303.3
Technology	10	210.0	(29.3)	180.7
Total		$3,420.0	$(284.4)	$3,135.6

		March 31, 2026
(Millions of U.S. dollars)	Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	2 to 18	$2,880.3	$(165.8)	$2,714.5
Trade Names	5 to 15	330.0	(19.6)	310.4
Technology	10	210.0	(20.4)	189.6
Total		$3,420.3	$(205.8)	$3,214.5
The amortization of intangible assets was $78.9 million and $1.3 million and for the three months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the remaining weighted average amortization period for acquired intangible assets was 16.4 years.
7.  Debt
The Company’s debt obligations are as follows:

	June 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Secured debt:
5.875% Senior notes due 2031	$700.0	$700.0
6.125% Senior notes due 2032	1,000.0	1,000.0
Revolving Facility[1]	150.0	—
Term A-1 Facility[1], due 2028	750.0	750.0
Term A-2 Facility[1], due 2030	1,706.3	1,717.2
Unsecured debt:
5.000% Senior notes due 2028	—	400.0
Unamortized debt issuance costs	(29.6)	(32.2)
Total debt	4,276.7	4,535.0
Less current portion	(43.8)	(43.8)
Total Long-term debt	$4,232.9	$4,491.2

Weighted average interest rate of total debt	5.5%	5.5%

Fair value of Senior unsecured notes (Level 1)	$—	$395.0
Fair value of Senior secured notes (Level 1)	$1,706.8	$1,685.5
____________
1.As of June 30, 2026, the carrying value of the Company's senior secured credit facilities (the “Credit Facilities”) of $2,606.3 million approximates fair value, as the interest rate is variable and reflects current market rates.

Debt Facilities - Terminated
In June 2026, the Company redeemed its $400 million senior unsecured notes due 2028 using cash on hand as well as a draw on its Revolving Facility, and the remaining associated debt issuance costs of $1.0 million were written off to interest expense.
Guarantees and Compliance
As of June 30, 2026, the Company was in compliance with all of its covenants contained in the indenture governing the senior secured notes and the credit agreement governing the Credit Facilities. For additional information regarding such indenture and credit agreement, including a summary of their terms, see Note 8, “Debt”, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Off Balance Sheet Arrangements
As of June 30, 2026, the Company had $12.0 million of issued but undrawn letters of credit and bank guarantees, of which $6.8 million is supported under the Revolving Facility. These letters of credit and bank guarantees relate to various operational matters including insurance, performance bonds and other items. As of June 30, 2026, the Company had $150.0 million outstanding borrowings under the Revolving Facility under the Credit Facility, leaving the Company with $843.2 million of available borrowing capacity under the Revolving Facility.
8.  Asbestos
The following is a detailed rollforward of the Net Unfunded Amended and Restated Final Funding Agreement (“AFFA”) liability, net of tax, for the three months ended June 30, 2026:

(Millions of U.S. dollars)	Asbestos Liability	Insurance Receivables	Restricted Cash and Investments	Other Assets and Liabilities	Net Unfunded AFFA Liability	Deferred Tax Assets	Income Tax Payable	Net Unfunded AFFA Liability, net of tax
Opening Balance - March 31, 2026	$(1,008.6)	$24.3	$268.7	$0.2	$(715.4)	$282.5	$40.2	$(392.7)
Asbestos claims paid	32.8	—	(32.8)	—	—	—	—	—
AICF claims-handling costs incurred (paid)	0.3	—	(0.3)	—	—	—	—	—
AICF operating costs paid - non claims-handling	—	—	(0.6)	—	(0.6)	—	—	(0.6)
Insurance recoveries	—	(0.8)	0.8	—	—	—	—	—
Movement in income tax payable	—	—	—	—	—	(6.8)	(34.8)	(41.6)
Other movements	—	—	2.4	0.8	3.2	(0.7)	(0.1)	2.4
Effect of foreign exchange	(4.7)	0.2	1.8	—	(2.7)	1.3	1.2	(0.2)
Closing Balance - June 30, 2026	$(980.2)	$23.7	$240.0	$1.0	$(715.5)	$276.3	$6.5	$(432.7)
AICF Funding
During fiscal year 2027, the Company will contribute A$128.2 million to AICF, excluding interest, in quarterly installments. The first payment of A$32.1 million was made on July 1, 2026.
For the three months ended June 30, 2026, the Company did not provide financial or other support to AICF that it was not previously contractually required to provide.

Restricted Investments
AICF invests its excess cash in time deposits, which are classified as held to maturity (“HTM”) investments and the carrying value materially approximates the fair value for each investment. The following table represents the investments outstanding as of June 30, 2026:

Date Invested	Maturity Date	Interest Rate	A$ Millions
April 2026	April 7, 2027	5.38%	110.0
January 2026	January 27, 2027	4.78%	70.0
October 2025	October 16, 2026	4.14%	70.0
July 2025	July 24, 2026	4.14%	60.0

9.  Derivative Instruments
In May 2025, the Company entered into an interest rate swap (“Swap”) agreement to manage interest rate risk related to the Company’s Term Facilities by swapping variable interest at a rate based on SOFR with a fixed rate of 3.79%. The Swap has a notional amount of $1,000.0 million and will expire on June 30, 2028. For additional information regarding such credit agreement, including a summary of their terms, see Note 8, “Debt”, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
For the three months ended June 30, 2025, the Swap did not meet the requirements for hedge designation and the Company recorded a loss of $11.6 million in Other (income) expense, net.
On July 1, 2025, the Company met the requirements to designate the Swap as a cash flow hedge. The fair value of the Swap is estimated by using a valuation model based on observable market data, including yield curves. The gain (loss) is recorded in Accumulated other comprehensive loss and then reclassified into Interest, net in the same period in which the hedged transaction affects earnings. As of June 30, 2026, the Company expects to reclass approximately $2.3 million ($1.7 million after-tax) as a decrease to interest expense in the next 12 months.
The fair value of the Swap and classification on the condensed consolidated balance sheets is as follows:

			Fair Value as of
(Millions of U.S. dollars)	Fair Value Hierarchy	Balance Sheet Location	June 30, 2026	March 31, 2026
Interest rate swap	Level 2	Other non-current assets (Other current liabilities)	$3.0	$(4.7)
Refer to Note 13, “Accumulated Other Comprehensive Loss” for further details of the effect of derivative instruments.
10.  Income Taxes
Income taxes payable represents taxes currently payable which are computed at statutory income tax rates applicable to taxable income derived in each jurisdiction in which the Company conducts business. During the three months ended June 30, 2026, the Company received refunds, net of tax payments of $1.8 million.
Income tax expense differs from the statutory rate primarily due to the Company’s mix of pre-tax income by jurisdiction and foreign taxes on domestic income.

Deferred income taxes include net operating loss carry-forwards. At June 30, 2026, the Company had tax loss carry-forwards in Australia, New Zealand, Europe and the U.S. of approximately $57.9 million that are available to offset future taxable income in the respective jurisdiction. The Company establishes a valuation allowance against a deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
The Australian net operating loss carry-forwards primarily result from current and prior year tax deductions for contributions to AICF. James Hardie 117 Pty Limited, the Performing Subsidiary under the AFFA, is able to claim a tax deduction for its contributions to AICF over a five-year period commencing in the year the contribution is incurred. As of June 30, 2026, the Company recognized a tax deduction of $22.7 million (A$32.0 million) for the current year relating to total contributions to AICF of $426.0 million (A$639.4 million) incurred in tax years 2023 through 2026.
11.  Commitments and Contingencies
Legal Matters
The Company is involved from time to time in various legal proceedings and administrative actions related to the normal conduct of its business, including general liability claims, putative class action lawsuits and litigation concerning its products.
Although it is impossible to predict the outcome of any pending legal proceeding, management believes that such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows, except as described in these condensed consolidated financial statements.
Australia Class Action Securities Claim
On May 8, 2023, a group proceeding (class action) was filed in The Supreme Court of Victoria, Australia by Raeken Pty Ltd against James Hardie Industries plc on behalf of persons who purchased certain James Hardie equity securities from February 7, 2022 through November 7, 2022. The litigation is being funded by a litigation funder in Australia, CASL Funder Pty Ltd. The proceeding includes allegations that James Hardie breached relevant provisions of the Corporations Act 2001 (Cth) and the Australian Securities and Investment Commissions Act 2001 (Cth), including with respect to certain forward-looking statements James Hardie made about forecasted financial performance measures during the period specified above. The Company believes the challenged statements were proper and is defending the matter. On July 10, 2026, with consent of the Company, the plaintiffs filed their substitute statement of claim. The trial date remains set for February 15, 2027. The Company is actively defending the matter. As of June 30, 2026, the Company has not recorded a reserve related to this matter as the Company believes the chance of loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
On April 6, 2026, a group proceeding (class action) was filed in The Supreme Court of Victoria, Australia by Alexander W. Garton, an individual, against James Hardie Industries plc on his own and on behalf of persons who purchased certain James Hardie equity securities from May 21, 2025 to August 19, 2025. The proceeding includes allegations that James Hardie breached relevant provisions of the Corporations Act 2001 (Cth), the Australian Securities and Investment Commissions Act 2001 (Cth), and Australian Consumer Law, including that James Hardie misled investors and breached continuous disclosure obligations by failing to disclose material issues in its North American Fiber Cement segment and by maintaining its full year FY26 guidance until August 20, 2025. The Company believes its disclosures and the challenged statements were proper and is defending the matter. Currently, the Company is awaiting scheduling of a case management conference and issuance of a case schedule by the Court. The Company is actively defending the matter. As of June 30, 2026, the Company has not recorded a reserve related to this matter as the Company believes the chance of loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
U.S. Class Action Securities Claims
On October 24, 2025, a putative shareholder class action was filed in the United States District Court for the Northern District of Illinois against James Hardie Industries plc and its CEO and then-CFO on behalf of persons who purchased or otherwise acquired James Hardie common stock between May 20, 2025, through August 18, 2025. The case asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions throughout the class period related to the strength of the Company’s North America Fiber Cement segment despite alleged customer inventory destocking. On February 17, 2026, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and an amended complaint was filed on April 20, 2026. On June 22, 2026, the Company filed its motion to dismiss the complaint, and briefing on this motion is scheduled to be completed by October 5, 2026.
During February and March 2026, shareholders filed two additional putative class actions in the Circuit Court of Cook County, Illinois and a third shareholder filed a putative class action in the Supreme Court of the State of New York, County of New York against James Hardie Industries plc and certain of its current and former directors and officers on behalf of former AZEK stockholders who received James Hardie common stock in exchange for shares of AZEK common stock in connection with the acquisition of AZEK (collectively, the “State Court Securities Actions”). One of the Illinois cases also named Ernst & Young LLP as a defendant. The State Court Securities Actions assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that defendants made material misstatements and omissions regarding the strength of operations and customer inventory destocking in filings made in connection with James Hardie’s acquisition of AZEK. The Illinois actions were consolidated into a single action on April 20, 2026, and on May 12, 2026, the New York action was voluntarily discontinued. On June 26, 2026, Plaintiffs in the consolidated Illinois action filed the consolidated complaint. The Company is preparing and will file in due course its motion to dismiss in response.
The Company believes the U.S. securities claims are without merit and is vigorously defending against them. As of June 30, 2026, the Company has not recorded a reserve related to these matters as the Company believes a loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
Environmental
The operations of the Company, like those of other companies engaged in similar businesses, are subject to a number of laws and regulations on air, soil and water quality, waste handling and disposal. The Company’s policy is to accrue for environmental costs when it is determined that it is probable that an obligation exists and the amount can be reasonably estimated.
12.  Share-Based Compensation
Total share-based compensation expense consists of the following:

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Liability Awards	$3.2	$4.0
Equity Awards	12.0	6.9
Total share-based compensation expense	$15.2	$10.9
Total share-based compensation expense for the three months ended June 30, 2026 includes replacement awards issued in connection with the AZEK acquisition.

As of June 30, 2026, the unrecorded future share-based compensation expense related to outstanding equity awards was $60.0 million and will be recognized over an estimated weighted average amortization period of 1.8 years.
13.  Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following at June 30, 2026:

(Millions of U.S. dollars)	Cash Flow Hedges	Pension Actuarial Gain	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2026	$3.4	$2.4	$(52.1)	$(46.3)
Change in component, net of tax	6.1	—	(8.6)	(2.5)
Reclassification from other comprehensive loss into net income, net of tax	(0.8)	—	—	(0.8)
Balance at June 30, 2026	$8.7	$2.4	$(60.7)	$(49.6)
14.  Segment Information
As of June 30, 2026, the Company has four reportable segments:
•Siding & Trim segment - Manufactures fiber cement and PVC exterior siding and trim products, as well as moulding, interior linings, and accessories in the United States. These products are sold in the United States and Canada.
•Deck, Rail & Accessories segment - Manufactures decking, railing, cladding, pergolas, cabanas and related accessories in the United States. These products are sold in the United States and Canada.
•Australia & New Zealand segment - Includes fiber cement products manufactured in Australia. These products are sold in Australia and New Zealand.
•Europe segment - Includes fiber gypsum products and cement bonded boards manufactured in Europe, and fiber cement products manufactured in the United States. These products are sold in Europe, primarily Germany, Great Britain and Switzerland.
The Company's General Corporate and unallocated R&D costs do not meet the applicable accounting guidance for separate disclosure as a reportable segment, and are reflected as reconciling items to consolidated Net Income. General Corporate costs primarily consist of Asbestos adjustments, officer and employee compensation and related benefits, professional and legal fees, administrative costs, acquisition related costs and rental expense on the Company’s corporate offices, which are not allocated to the reportable segments. Unallocated R&D costs represented the costs incurred by the research and development centers which were costs not directly associated with one of our reportable segments. Beginning July 1, 2025, R&D costs are allocated to the segments. For the three months ended June 30, 2026, $6.1 million was allocated to Siding & Trim, $1.0 million to Australia & New Zealand and $0.2 million to Europe.

The following is the Company’s segment information:

	Operating Income
(Millions of U.S. dollars)	Siding & Trim	Deck, Rail & Accessories	Australia & New Zealand	Europe	Total
For the three months ended June 30, 2026
Net sales	$859.8	$305.1	$153.3	$156.4	$1,474.6
Cost of goods sold	525.7	208.2	86.1	105.9	925.9
Gross profit	334.1	96.9	67.2	50.5	548.7
Selling, general and administrative expenses	105.4	92.1	19.1	29.4	246.0
Restructuring expenses [1]	—	5.2	—	—	5.2
Other expenses [2]	13.8	2.9	1.3	0.9	18.9
Segment operating income (loss)	$214.9	$(3.3)	$46.8	$20.2	$278.6

Reconciliation to consolidated net income
General Corporate costs [3,4]					(60.9)
Interest, net					(61.5)
Other income, net					1.1
Income tax expense					(53.0)
Consolidated net income					$104.3
____________
1.Exit costs related to the closure of a recycling plant in Oregon. Exit costs primarily consisted of fixed asset impairments, lease exit costs and employee costs.
2.Other expenses represent R&D costs and acquisition related expenses allocated to the segments.
3.Includes acquisition related expenses.
4.Starting July 1, 2025, the Company began allocating R&D costs to the segments.

	Operating Income
(Millions of U.S. dollars)	Siding & Trim	Australia & New Zealand	Europe	Total
For the three months ended June 30, 2025
Net sales	$641.8	$121.6	$136.5	$899.9
Cost of goods sold	401.3	69.3	92.4	563.0
Gross profit	240.5	52.3	44.1	336.9
Selling, general and administrative expenses	76.0	14.2	28.2	118.4
Other expenses [1]	3.3	0.3	0.8	4.4
Segment operating income	$161.2	$37.8	$15.1	$214.1

Reconciliation to consolidated net income
General Corporate [2] and Unallocated R&D costs				(75.5)
Interest, net				(37.8)
Other expense, net				(11.1)
Income tax expense				(27.1)
Consolidated net income				$62.6
____________
1.Other expenses represent R&D costs and acquisition related expenses allocated to the segments.
2.Includes acquisition related expenses.

	Depreciation and Amortization Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Siding & Trim	$68.5	$43.6
Deck, Rail & Accessories	80.9	—
Australia & New Zealand	6.7	5.2
Europe	10.2	6.8
General Corporate and R&D	2.5	0.9
Total	$168.8	$56.5

	Capital Expenditures Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Siding & Trim	$49.2	$73.9
Deck, Rail & Accessories	12.9	—
Australia & New Zealand	14.3	13.7
Europe	10.3	12.9
General Corporate and R&D	3.1	2.7
Total	$89.8	$103.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our annual consolidated financial statements and related notes and our discussion and analysis of financial condition and results of operations, which were included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as well as Part 1, Item 1. Financial Statements in this Form 10-Q.
The term “fiscal year” refers to our fiscal year ended March 31 of such year; the term “$” refers to U.S. dollars; the term “A$” refers to Australian dollars; and the term “€” refers to Euros.
FORWARD-LOOKING STATEMENTS
This quarterly report contains forward-looking statements, including within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) and/or the Australian Securities Exchange (“ASX”), in materials delivered to shareholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements. These statements, which are not statements of historical fact, contain estimates, assumptions, projections and/or expectations regarding future events, which may or may not occur. Words such as “believe,” “anticipate,” “plan,” “expect,” “intend,” “target,” “estimate,” “project,” “predict,” “forecast,” “guideline,” “aim,” “will,” “should,” “likely,” “continue,” “may,” “objective,” “outlook” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
Examples of forward-looking statements include:
•statements about the future integration of AZEK, including its anticipated benefits and costs to achieve them;
•statements about the Company’s future performance;
•projections of the Company’s results of operations or financial condition;
•statements regarding the Company’s plans, objectives or goals, including those relating to strategies, initiatives, competition, acquisitions, dispositions and/or its products;
•expectations concerning the costs associated with the suspension or closure of operations at any of the Company’s plants and future plans with respect to any such plants;
•expectations concerning the costs associated with the significant capital expenditure projects at any of the Company’s plants and future plans with respect to any such projects;
•expectations regarding the extension or renewal of the Company’s credit facilities including changes to terms, covenants or ratios;
•expectations concerning dividend payments and share buy-backs;
•statements concerning the Company’s corporate and tax domiciles and structures and potential changes to them, including potential tax charges;
•statements regarding tax liabilities and related audits, reviews and proceedings;
•statements regarding the possible consequences and/or potential outcome of legal proceedings brought against us and the potential liabilities, if any, associated with such proceedings;
•expectations about the timing and amount of contributions to AICF, a special purpose fund for the compensation of proven Australian asbestos-related personal injury and death claims;
•statements regarding the Company’s ability to manage legal and regulatory matters (including, but not limited to, product liability, environmental, intellectual property and competition law matters) and to resolve any such pending legal and regulatory matters within current estimates and in anticipation of certain third-party recoveries; and
•statements about economic or housing market conditions in the regions in which we operate, including but not limited to, the levels of new home construction and home renovations, unemployment levels, changes in consumer income, changes or stability in housing values, the availability of mortgages and other financing, mortgage and other interest rates, housing affordability and supply, the levels of foreclosures and home resales, currency exchange rates, and builder and consumer confidence.

Forward-looking statements are based on the Company’s current expectations, estimates and assumptions. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 19, 2026.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update any forward-looking statements or information except as required by law.
Overview
James Hardie Industries plc is a leading provider of exterior home and outdoor living solutions, serving the new home construction, repair and remodel and outdoor living markets. Our current primary geographic markets include the United States of America (“US,” “USA” or the “United States”), Australia and Europe. On July 1, 2025, we completed the acquisition of The AZEK Company Inc. (“AZEK”), an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, which has manufacturing and recycling facilities in the United States.
As of June 30, 2026, the Company has four reportable segments:
•Siding & Trim segment - Manufactures fiber cement and PVC exterior siding and trim products, as well as moulding, interior linings, and accessories in the United States. These products are sold in the United States and Canada.
•Deck, Rail & Accessories segment - Manufactures decking, railing, cladding, pergolas, cabanas and related accessories in the United States. These products are sold in the United States and Canada.
•Australia & New Zealand segment - Includes fiber cement products manufactured in Australia. These products are sold in Australia and New Zealand.
•Europe segment - Includes fiber gypsum products and cement bonded boards manufactured in Europe, and fiber cement products manufactured in the United States. These products are sold in Europe, primarily Germany, Great Britain and Switzerland.

Results of Operations
Q1 FY27 vs Q1 FY26

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025		Change
Net sales	$1,474.6	$899.9		64%
Cost of goods sold	925.9	563.0		64%
Gross profit	548.7	336.9		63%
Gross margin (%)	37.2	37.4	(0.2)	pts
Selling, general and administrative expenses	295.4	156.1		89%
Research and development expenses	15.4	12.1		27%
Restructuring expenses	5.2	—		100%
Acquisition related expenses	16.6	29.4		(44%)
Asbestos adjustments	(1.6)	0.7		(329%)
Operating income	217.7	138.6		57%
Operating income margin (%)	14.8	15.4	(0.6)	pts
Interest, net	61.5	37.8		63%
Other (income) expense, net	(1.1)	11.1		(110%)
Income before income taxes	157.3	89.7		75%
Income tax expense	53.0	27.1		96%
Net income	104.3	62.6		67%
Net sales increased 64% primarily driven by the AZEK acquisition on July 1, 2025, which contributed net sales of $397.1 million, as well as higher net sales in our Siding & Trim, Australia & New Zealand and Europe segments.

Gross margin decreased 0.2 percentage points primarily driven by the amortization of certain intangible assets resulting from the AZEK acquisition of $16.0 million, which was partially offset by higher gross margin in our Siding & Trim and Australia & New Zealand segments.
Selling, general and administrative expenses (“SG&A”) increased 89% and as a percentage of sales increased 2.7 percentage points. As a percentage of sales, this increase was primarily due to the amortization of certain intangible assets resulting from the AZEK acquisition of $61.6 million, partially offset by lower labor costs and professional fees.
Restructuring expenses increased 100%, due to fixed asset impairments, lease exit and employee costs related to the closure of a recycling plant in Oregon. These same costs were not incurred in the prior period.
Acquisition related expenses decreased 44% primarily due to lower professional service fees, partially offset by higher travel expenses. Costs associated with the AZEK acquisition are included in this line.
Interest, net increased 63%, primarily driven by a higher principal balance outstanding related to our senior secured credit facilities and senior secured notes. This was partially offset by pre-close financing and interest costs of $34.9 million incurred in the prior year.
Income tax expense increased 96%, while the effective tax rate increased 3.5 percentage points. The increase in tax expense reflects higher income before income taxes compared to fiscal year 2026, while the higher effective tax rate was primarily driven by discrete items.
Net income increased 67% due to higher operating income and lower other expense as the first quarter of fiscal year 2026 included an $11.6 million non-cash loss on our interest rate swap. This was partially offset by higher interest and income tax expense.

Segment Results of Operations

Siding & Trim Segment

Operating results for the Siding & Trim segment were as follows:

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025	Change
Net sales	$859.8	$641.8	34%
Cost of goods sold	525.7	401.3	31%
Gross profit	334.1	240.5	39%
Gross margin (%)	38.9	37.5	1.4 pts
Selling, general and administrative expenses	105.4	76.0	39%
Research and development expenses	9.5	2.3	313%
Acquisition related expenses	4.3	1.0	330%
Operating income	214.9	161.2	33%
Operating income margin (%)	25.0	25.1	(0.1 pts)
Q1 FY27 vs Q1 FY26
Net sales increased 34%, driven by higher sales in both the North America fiber cement and AZEK businesses. AZEK, which was acquired on July 1, 2025, contributed sales of $92.0 million during the first quarter of fiscal year 2027. North America fiber cement sales increased 20% primarily due to higher volume of 13% as customers inventory levels normalized compared to customer inventory management in prior year and higher average net sales price primarily resulting from our annual price increase.

Gross margin increased 1.4 percentage points primarily due to a higher average net sales price and favorable raw material costs, partially offset by higher freight costs. In addition, gross margin was unfavorably impacted by the amortization of certain intangible assets resulting from the AZEK acquisition of $2.9 million.
SG&A expenses increased 39%, and as a percentage of sales, SG&A expenses increased 0.5 percentage points. This increase was primarily driven by the amortization of certain intangible assets resulting from the AZEK acquisition of $15.6 million, partially offset by lower marketing, labor costs and professional fees as a percentage of sales.
Research and development expenses (“R&D”) expenses increased $7.2 million primarily due to the allocation of $6.1 million of R&D expenses which were not allocated to our segments prior to the second quarter of fiscal year 2026.
Acquisition related expenses increased $3.3 million due to higher travel and professional service fees related to the AZEK acquisition integration.
Operating income margin remained relatively flat at 25.0% based on factors described above.

Deck, Rail & Accessories Segment

Operating results for the Deck, Rail & Accessories segment were as follows:

Three Months Ended June 30,
(Millions of U.S. dollars)	2026
Net sales	$305.1
Cost of goods sold	208.2
Gross profit	96.9
Gross margin (%)	31.8
Selling, general and administrative expenses	92.1
Research and development expenses	2.9
Restructuring expenses	5.2
Operating loss	(3.3)
Operating loss margin (%)	(1.1)

Q1 FY27
Net sales of $305.1 million were 5% lower than AZEK's net sales for the comparable period prior to the acquisition, driven by lower volumes.
Gross margin of 31.8% includes the amortization of certain intangible assets resulting from the AZEK acquisition of $13.1 million.
SG&A expenses of $92.1 million includes the amortization of certain intangible assets resulting from the AZEK acquisition of $46.0 million.
Restructuring expenses of $5.2 million includes exit costs related to the closure of a recycling plant in Oregon. Exit costs primarily consisted of fixed asset impairments, lease exit costs and employee costs.
Operating loss of $3.3 million includes the amortization of certain intangible assets resulting from the AZEK acquisition of $59.1 million.
Australia & New Zealand Segment
Operating results for the Australia & New Zealand segment were as follows.

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025	Change
Net sales	$153.3	$121.6	26%
Cost of goods sold	86.1	69.3	24%
Gross profit	67.2	52.3	28%
Gross margin (%)	43.8	43.0	0.8 pts
Selling, general and administrative expenses	19.1	14.2	35%
Research and development expenses	1.3	0.3	333%
Operating income	46.8	37.8	24%
Operating income margin (%)	30.5	31.1	(0.6 pts)

Q1 FY27 vs Q1 FY26
Net sales increased 26%, driven by higher volumes of 11% and favorable exchange rates, as net sales in Australian dollars increased 14%. The increase in volumes was primarily attributable to customers pre-buying our products in anticipation of future fuel price increases.
Gross margin increased 0.8 percentage points primarily due to a higher average net sales price due to favorable exchange rates, partially offset by higher freight costs.
SG&A expenses increased 35% primarily due to unfavorable exchange rates and higher marketing, labor costs and professional fees. In Australian dollars, SG&A expenses increased 21%. As a percentage of sales, SG&A expenses increased 0.8 percentage points.
R&D expenses increased $1.0 million due to the allocation of certain R&D expenses which were previously unallocated to our segments prior to the second quarter of fiscal year 2026.
Operating income margin decreased 0.6 percentage points to 30.5% primarily due to higher SG&A and R&D expenses as a percentage of sales, partially offset by higher gross margin.
Europe Segment
Operating results for the Europe segment were as follows:

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025	Change	Change
Net sales	$156.4	$136.5		15%
Cost of goods sold	105.9	92.4		15%
Gross profit	50.5	44.1		15%
Gross margin (%)	32.3	32.3		—	pts
Selling, general and administrative expenses	29.4	28.2		4%
Research and development expenses	0.9	0.8		13%
Operating income	20.2	15.1		34%
Operating income margin (%)	12.9	11.1		1.8	pts
Q1 FY27 vs Q1 FY26
Net sales increased 15% due to a 7% increase in volume, primarily driven by higher fiber gypsum volume, higher average net sales price and favorable exchange rates. Net sales in Euros increased 12%. Higher average net sales price was primarily driven by favorable exchange rates and our May/June 2026 and January 2026 price increases.
Gross margin remained flat at 32.3% as higher average net sales price and lower energy, paper and gypsum costs were offset by higher freight.
SG&A expenses increased 4%, primarily driven by higher labor costs, partially offset by lower marketing expenses. As a percentage of sales, SG&A expenses decreased 1.9 percentage points.
Operating income margin increased 1.8 percentage points to 12.9% primarily driven by lower SG&A expenses as a percentage of sales, while gross margin remained flat.

General Corporate costs

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025	Change
General Corporate costs[1]	$60.9	$75.5	(19%)
____________
1.First quarter fiscal year 2026 includes unallocated R&D costs.
Q1 FY27 vs Q1 FY26
General corporate costs decreased 19%, driven by lower acquisition related expenses of $16.1 million, primarily due to lower professional service fees associated with the AZEK acquisition. In addition, the decrease was also due to the allocation of $7.3 million of R&D costs to our segments beginning July 1, 2025. These decreases were partially offset by AZEK expenses related to stock compensation and employee costs. Legacy Corporate costs were relatively flat compared to the first quarter of fiscal year 2026.
Non-GAAP Financial Measures

To supplement our unaudited Condensed Consolidated Financial Statements prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we use certain non-GAAP performance financial measures, as described below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making. We are presenting these non-GAAP financial measures to assist investors in seeing our financial performance from management’s view and because we believe they provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. Our GAAP financial results include significant expenses that are not indicative of our ongoing operations as detailed in the tables below.

However, non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our unaudited Condensed Consolidated Financial Statements prepared and presented in accordance with GAAP.

	Three Months Ended June 30,
(Millions of U.S. dollars, except per share amounts)	2026	2025
GAAP Financial Measures:
Net income	$104.3	$62.6
Net income per common share - diluted	0.18	0.15
Net income margin	7.1%	7.0%
Net cash provided by operating activities	$344.0	$206.9
Net cash used in investing activities	$(103.6)	$(105.3)
Net cash (used in) provided by financing activities	$(261.4)	$1,402.8

	Three Months Ended June 30,
(Millions of U.S. dollars, except per share amounts)	2026	2025
Non-GAAP Financial Measures:
Adjusted Net Income	$209.3	$136.1
Adjusted Diluted Earnings Per Share	0.36	0.32
Adjusted EBITDA	$422.1	$236.4
Adjusted EBITDA Margin	28.6%	26.3%
Free Cash Flow	$254.2	$103.7

Adjusted Net Income, Adjusted Diluted Earnings Per Share (“EPS”), Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

We define Adjusted Net Income as net income before legacy items such as asbestos related expenses and adjustments, and AICF interest income and significant non-recurring items, such as restructuring gain or expenses, acquisition and pre-close financing related costs, inventory fair value adjustment, amortization of intangible assets resulting from AZEK acquisition, as well as share-based compensation expense and adjustments to tax expenses.

We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding – diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock.

We define Adjusted EBITDA as net income before interest, net, other expense (income), net, income tax expense and depreciation and amortization, and items such as asbestos related expenses and adjustments, share-based compensation expense, and significant non-recurring items, such as restructuring gain and expenses, acquisition related expenses and inventory fair value adjustment. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales.

We believe Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, management excludes share-based compensation expense because the amount recognized in any period is impacted by factors such as grant timing, valuation assumptions, and vesting schedules, which may vary from period to period and may not directly reflect the ongoing operating performance of the business. We believe these adjustments are helpful to investors in assessing our net income performance in a way that is similar to the way management assesses our performance. Additionally, Adjusted EBITDA and Adjusted EBITDA margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•These measures do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•These measures do not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our income tax expense or the cash requirements to pay our taxes;
•Adjusted EBITDA and Adjusted EBITDA Margin exclude depreciation and amortization expense. Although depreciation expense is a non-cash expense, the assets being depreciated may have to be replaced in the future;
•Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude AICF interest income, acquisition and pre-close financing related costs, each of which can affect our current and future cash requirements;
•Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin exclude share-based compensation expense, which is an important part of our compensation programs and strategy; and
•Other companies in our industry may calculate Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, none of these metrics should be considered indicative of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

In addition, we provide Free Cash Flow, which is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property, plant and equipment plus any proceeds on sale of property, plant and equipment. We believe Free Cash Flow is useful to investors as an important liquidity measure of the cash that is available to us after net capital expenditures. Free Cash Flow is used by our management as a measure of our ability to generate and use cash, including in order to invest in future growth, fund acquisitions, return capital to our shareholders and repay indebtedness. Our use of Free Cash Flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for an analysis of our results under GAAP. Some of these limitations are:

•Free Cash Flow is not a substitute for net cash provided by (used in) operating activities, including because our capital expenditures as a manufacturing company can be significant and can vary from period to period;
•Free Cash Flow does not reflect our future contractual commitments or mandatory debt repayments and accordingly does not represent residual cash flow available for discretionary expenditures or the total increase or decrease in our cash balance for a given period; and
•Other companies in our industry may calculate Free Cash Flow differently than we do, limiting its usefulness as a comparative measure.

The following tables present our reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended June 30,
(Millions of U.S. dollars, except per share amounts)	2026	2025
Net income	$104.3	$62.6
Asbestos related expenses and adjustments	(1.0)	1.0
AICF interest income	(3.3)	(2.6)
Restructuring expenses	5.2	—
Pre-close financing costs[1]	—	46.5
Acquisition related expenses	16.6	29.4
Amortization of intangible assets resulting from AZEK acquisition	77.6	—
Share-based compensation expense[2]	14.8	10.9
Tax impact of adjustments[3]	(4.9)	(11.7)
Adjusted Net Income	$209.3	$136.1

	Three Months Ended June 30,
	2026	2025
Net income per common share - diluted	$0.18	$0.15
Asbestos related expenses and adjustments	—	—
AICF interest income	(0.01)	(0.01)
Restructuring expenses	0.01	—
Pre-close financing costs[1]	—	0.10
Acquisition related expenses	0.03	0.07
Amortization of intangible assets resulting from AZEK acquisition	0.13	—
Share-based compensation expense[2]	0.03	0.03
Tax impact of adjustments[3]	(0.01)	(0.02)
Adjusted Diluted Earnings Per Share[4]	$0.36	$0.32
____________

1.The first quarter of fiscal year 2026 includes pre-close financing interest of $34.9 million and $11.6 million non-cash loss on our interest rate swap.
2.Effective as of June 30, 2026, we revised the definition of Adjusted Net Income and Adjusted Diluted Earnings Per Share to exclude share-based compensation expense. For the three months ended June 30, 2026, share-based compensation expense of $0.4 million is included in acquisition related expenses. The prior period has been recast to reflect the change.
3.Includes tax adjustments related to the amortization of certain U.S. intangible assets, asbestos, share-based compensation and discrete items relating to the AZEK acquisition.
4.Weighted average common shares outstanding used in computing diluted net income per common share of 584.3 million and 431.1 million for the three months ended June 30, 2026 and 2025, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Net income	$104.3	$62.6
Interest, net	61.5	37.8
Other (income) expense, net	(1.1)	11.1
Income tax expense	53.0	27.1
Depreciation and amortization	168.8	56.5
Acquisition related expenses	16.6	29.4
Asbestos related expenses and adjustments	(1.0)	1.0
Restructuring expenses	5.2	—
Share-based compensation expense[1]	14.8	10.9
Adjusted EBITDA	$422.1	$236.4

	Three Months Ended June 30,
	2026	2025
Net income margin	7.1%	7.0%
Interest, net	4.2%	4.2%
Other (income) expense, net	(0.1)%	1.2%
Income tax expense	3.6%	3.0%
Depreciation and amortization	11.4%	6.3%
Acquisition related expenses	1.1%	3.3%
Asbestos related expenses and adjustments	(0.1)%	0.1%
Restructuring expenses	0.4%	—%
Share-based compensation expense[1]	1.0%	1.2%
Adjusted EBITDA Margin	28.6%	26.3%
____________

1.Effective as of June 30, 2026, we revised the definition of Adjusted EBITDA and Adjusted EBITDA Margin to exclude share-based compensation expense. For the three months ended June 30, 2026, share-based compensation expense of $0.4 million is included in acquisition related expenses. The prior period has been recast to reflect the change.

Free Cash Flow Reconciliation

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025
Net cash provided by operating activities	$344.0	$206.9
Purchases of property, plant and equipment	(89.8)	(103.2)
Free Cash Flow	$254.2	$103.7
Net cash used in investing activities	$(103.6)	$(105.3)
Net cash (used in) provided by financing activities	$(261.4)	$1,402.8

Liquidity and Capital Resources
Overview
Our primary cash needs are to fund working capital, capital expenditures, debt service and acquisitions we may undertake. As of June 30, 2026, we had cash and cash equivalents on hand of $289.9 million and $843.2 million available under our Revolving Facility.
Our gross debt balance decreased from $4,567.2 million at March 31, 2026 to $4,306.3 million at June 30, 2026, primarily due to the redemption of our $400 million senior unsecured notes due 2028, partially offset by a $150.0 million draw on our Revolving Facility. Readers are referred to Note 7, “Debt” to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on our debt obligations.
Sources of Liquidity
We have historically relied on cash flows from operations, borrowings under the credit facilities and our continued access to capital markets on both a short-term and long-term basis, to fund our cash needs. These internal and external sources of liquidity are primarily used to fund working capital, capital expenditures, payments of principal and interest on our debt, share repurchases and our annual contribution to AICF in accordance with the terms of the AFFA.
Based on our existing cash balances, together with anticipated operating cash flows and unutilized credit facilities, we anticipate we will have sufficient funds to meet our planned working capital and other expected cash requirements for the next twelve months.
Cash Flow

	Three Months Ended June 30,
(Millions of U.S. dollars)	2026	2025	Change	Change %
Net cash provided by operating activities	$344.0	$206.9	$137.1	66
Net cash used in investing activities	(103.6)	(105.3)	1.7	2
Net cash (used in) provided by financing activities	(261.4)	1,402.8	(1,664.2)	(119)
Cash Provided by Operating Activities
The $137.1 million increase in cash provided by operating activities is primarily driven by higher operating income generated by increased net sales. This increase was partially offset by lower cash provided by working capital, principally reflecting less favorable changes in accounts receivable and accounts payable.
Cash Used in Investing Activities
The $1.7 million decrease in cash used in investing activities is primarily due to lower purchases of plant property and equipment, offset by the net purchase of restricted investments for Asbestos.
Cash (Used in) Provided by Financing Activities
The $1,664.2 million decrease in cash (used in) provided by financing activities is primarily due to the repayment of $790.9 million of debt in the current year, as well as the issuance of the 2031 and 2032 Notes of $1,700.0 million to finance the cash portion of the AZEK acquisition in the prior year. This was partially offset by proceeds from the Revolving Facility in the current year and debt paydowns in the prior year.

AICF Funding
During fiscal year 2027, we will contribute A$128.2 million to AICF, excluding interest, in quarterly installments. The first payment of A$32.1 million was made on July 1, 2026. Readers are referred to Note 1, “Organization and Significant Accounting Policies” and Note 8, “Asbestos” to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on asbestos.

Contingent Commitments

We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, marketing contracts and non-cancelable finance and operating leases, outstanding letters of credit and fixed asset purchase commitments. For a description of our contractual obligations and commitments, see Note 7, “Debt” and Note 11, “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.
Critical Accounting Estimates
As stated in Note 1 to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1, the preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported revenue and expenses during the periods presented therein. There have been no material changes to the Company’s critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Recently Issued Accounting Pronouncements
Information regarding recently issued accounting pronouncements are included in Note 1, “Organization and Significant Accounting Policies” in the Notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in foreign countries and, as a result, are exposed to foreign currency exchange rate risk inherent in purchases, sales, assets and liabilities denominated in currencies other than the U.S. dollar. We also are exposed to interest rate risk associated with our long-term debt, and commodity price risk relative to changes in prices of commodities we use in production.
Periodically, interest rate swaps and forward exchange contracts are used to manage market risks and reduce exposure resulting from fluctuations in interest rates and foreign currency exchange rates. Our policy is to enter into derivative instruments solely to mitigate risks in our business and not for trading or speculative purposes. There can be no assurance that we will be successful in these mitigation strategies or that fluctuation in interest rates, commodity prices and foreign currency exchange rates will not have a material adverse effect on our financial position, liquidity, results of operations and cash flows.
There have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026 to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference from Note 11, “Commitments and Contingencies” in the Notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
In the U.S., we lease silica quartz mine sites near our Tacoma, Washington facility and in Nevada that are being actively mined. We have contracted with a third-party mining company to perform the mining operations at these sites, including providing the labor and equipment for the mining work. We also maintain leases on various properties in Texas that would permit us to mine silica quartz and we own property in California which could be mined for silica. As of June 30, 2026, we are not mining at the Texas or California sites and have no immediate plans to do so.
As a mine operator in the U.S., we are required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and rules promulgated by the SEC implementing that section of the Dodd-Frank Act, to provide certain information concerning mine safety violations and other regulatory matters concerning the operation of our mines. During the three months ended June 30, 2026, we did not receive any notices, citations, orders, legal action or other communication from the U.S. Department of Labor’s Mine Safety and Health Administration that would necessitate additional disclosure under Section 1503(a) of the Dodd-Frank Act. Similarly, we have not experienced any mining-related fatalities in our mining operations. There are currently no pending legal actions before the Federal Mine Safety and Health Review Commission related to our mining operations.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
3.1	Memorandum of Association of James Hardie Industries plc, as amended	1.1	Form 20-F filed on May 18, 2021
3.2	Articles of Association of James Hardie Industries plc	1.2	Form 20-F filed on May 18, 2021
4.1	Indenture, dated June 17, 2025, by and among JH North America Holdings Inc., the guarantors named therein and U.S. Bank Trust Company, National Association	4.4	Form 10-K filed on May 19, 2026
4.2	Form of Rule 144A 5.875% Senior Secured Note due 2031	4.5	Form 10-K filed on May 19, 2026
4.3	Form of Rule 144A 6.125% Senior Secured Note due 2032	4.6	Form 10-K filed on May 19, 2026
4.4	Form of Regulation S 5.875% Senior Secured Note due 2031	4.7	Form 10-K filed on May 19, 2026
4.5	Form of Regulation S 6.125% Senior Secured Note due 2032	4.8	Form 10-K filed on May 19, 2026
10.1*†	Form of Employee Stock Option Award Agreement (FY2027 Awards)
10.2*†	Form of Time-Vesting Restricted Stock Unit Award Agreement (FY2027 Awards)
10.3*†	Form of Performance-Based Restricted Stock Unit Award Agreement (FY2027 Awards)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included as part of the Exhibit 101 Inline XBRL Document Set)
____________
1.File Number for all filings is File No. 001-15240
*    Filed herewith
**    Furnished herewith
†    Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES HARDIE INDUSTRIES plc

Date: August 6, 2026	By:	/s/ RYAN LADA
Ryan Lada
Chief Financial Officer
(Principal Financial Officer)