Form 10-Q
period 2026-09-30
James Hardie Industries plc
filed 2026-11-05
CIK 1159152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Securities registered pursuant to Section 12(b) of the Act:

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No
As of October 30, 2026, the registrant had 581,654,349 shares of common stock outstanding.
.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

James Hardie Industries plc
Condensed Consolidated Balance Sheets

(Millions of U.S. dollars)	(Unaudited) September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$323.1	$265.4
Restricted cash and cash equivalents	27.5	75.2
Restricted short-term investments — Asbestos	216.1	198.5
Accounts and other receivables, net	430.9	420.1
Inventories	511.7	551.3
Prepaid expenses and other current assets	94.7	111.9
Assets held for sale	939.7	977.1
Total current assets	2,543.7	2,599.5
Property, plant and equipment, net	2,617.6	2,677.8
Operating lease right-of-use assets	114.9	117.9
Finance lease right-of-use assets	97.3	100.6
Goodwill	4,572.2	4,575.4
Intangible assets, net	3,043.8	3,198.8
Deferred income taxes	62.2	70.0
Deferred income taxes — Asbestos	270.3	282.5
Other assets	78.4	66.1
Total assets	$13,400.4	$13,688.6
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$561.4	$568.6
Accrued payroll and employee benefits	138.3	150.0
Operating lease liabilities	30.9	28.7
Finance lease liabilities	5.7	5.4
Long-term debt, current portion	54.7	43.8
Accrued product warranties	10.5	10.2
Income taxes payable	15.8	11.4
Asbestos liability	130.7	128.3
Liabilities held for sale	210.6	233.3
Other liabilities	44.1	56.7
Total current liabilities	1,202.7	1,236.4
Long-term debt	3,962.6	4,491.2
Deferred income taxes	376.4	348.1
Operating lease liabilities	97.8	103.5
Finance lease liabilities	96.3	97.9
Accrued product warranties	54.4	53.3
Asbestos liability	832.3	880.3
Other liabilities	51.7	52.4
Total liabilities	$6,674.2	$7,263.1
Commitments and contingencies (Note 12)

(Millions of U.S. dollars)	(Unaudited) September 30, 2026	March 31, 2026

Shareholders’ equity:
Common stock, Euro 0.59 par value, 2.0 billion shares authorized; 581,588,392 shares issued and outstanding at September 30, 2026 and 580,174,308 shares issued and outstanding at March 31, 2026	$327.7	$326.7
Additional paid-in capital	4,358.8	4,315.4
Retained earnings	2,085.0	1,829.7
Accumulated other comprehensive loss	(45.3)	(46.3)
Total shareholders’ equity	6,726.2	6,425.5
Total liabilities and shareholders’ equity	$13,400.4	$13,688.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars, except per share data)	2026	2025	2026	2025
Net sales	$1,428.2	$1,154.7	$2,746.4	$1,918.1
Cost of goods sold	865.8	776.0	1,685.8	1,246.6
Gross profit	562.4	378.7	1,060.6	671.5
Selling, general and administrative expenses	268.5	222.2	533.1	348.2
Research and development expenses	14.6	14.9	29.1	26.2
Restructuring expenses	0.8	—	6.0	—
Acquisition and divestiture related expenses	14.9	128.9	31.5	158.3
Asbestos adjustments	0.3	0.2	(1.3)	0.9
Operating income	263.3	12.5	462.2	137.9
Interest, net	54.8	67.1	116.1	106.1
Other (income) expense, net	(18.9)	(1.4)	(19.9)	9.7
Income (loss) before income taxes	227.4	(53.2)	366.0	22.1
Income tax expense	77.6	11.1	125.6	34.1
Net income (loss) from continuing operations	149.8	(64.3)	240.4	(12.0)
Income from discontinued operations, net of tax	1.2	8.5	14.9	18.8
Net income (loss)	$151.0	$(55.8)	$255.3	$6.8
Income (loss) per share:
Basic
Continuing operations	$0.26	$(0.11)	$0.41	$(0.03)
Discontinued operations	$—	$0.01	$0.03	$0.04
Net income (loss) per share - basic	$0.26	$(0.10)	$0.44	$0.01
Diluted
Continuing operations	$0.26	$(0.11)	$0.41	$(0.03)
Discontinued operations	$—	$0.01	$0.03	$0.04
Net income (loss) per share - diluted	$0.26	$(0.10)	$0.44	$0.01
Weighted average common shares outstanding (Millions):
Basic	581.0	577.4	580.6	504.0
Diluted	585.8	577.4	584.8	504.0
Comprehensive income (loss), net of tax:
Net income (loss)	$151.0	$(55.8)	$255.3	$6.8
Currency translation adjustments	(3.9)	(4.8)	(12.5)	19.5
Cash flow hedges	8.2	(1.2)	13.5	(1.2)
Comprehensive income (loss)	$155.3	$(61.8)	$256.3	$25.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended September 30, 2026
(Millions of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of June 30, 2026	$326.8	$4,329.4	$1,934.0	$(49.6)	$6,540.6
Net income	—	—	151.0	—	151.0
Other comprehensive income	—	—	—	4.3	4.3
Share-based compensation	—	18.3	—	—	18.3
Issuance of common stock, net of shares withheld for taxes	0.3	(0.8)	—	—	(0.5)
Exercise of vested stock options	0.6	11.9	—	—	12.5
Balances as of September 30, 2026	$327.7	$4,358.8	$2,085.0	$(45.3)	$6,726.2

	Six Months Ended September 30, 2026
(Millions of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of March 31, 2026	$326.7	$4,315.4	$1,829.7	$(46.3)	$6,425.5
Net income	—	—	255.3	—	255.3
Other comprehensive income	—	—	—	1.0	1.0
Share-based compensation	—	30.3	—	—	30.3
Issuance of common stock, net of shares withheld for taxes	0.4	0.2	—	—	0.6
Exercise of vested stock options	0.6	12.9	—	—	13.5
Balances as of September 30, 2026	$327.7	$4,358.8	$2,085.0	$(45.3)	$6,726.2

	Three Months Ended September 30, 2025
(Millions of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of June 30, 2025	$222.1	$279.8	$1,788.3	$(33.9)	$2,256.3
Net loss	—	—	(55.8)	—	(55.8)
Other comprehensive loss	—	—	—	(6.0)	(6.0)
Share-based compensation	—	6.4	—	—	6.4
Issuance of common stock, net of shares withheld for taxes	0.3	1.1	—	—	1.4
Issuance of common stock in connection with the acquisition of The AZEK Company	103.5	3,889.0	—	—	3,992.5
Issuance of stock awards in connection with the acquisition of The AZEK Company	—	127.3	—	—	127.3
Balances as of September 30, 2025	$325.9	$4,303.6	$1,732.5	$(39.9)	$6,322.1

	Six Months Ended September 30, 2025
(Millions of U.S. dollars)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of March 31, 2025	$222.1	$271.9	$1,725.7	$(58.2)	$2,161.5
Net income	—	—	6.8	—	6.8
Other comprehensive income	—	—	—	18.3	18.3
Share-based compensation	—	13.3	—	—	13.3
Issuance of common stock, net of shares withheld for taxes	0.3	2.1	—	—	2.4
Issuance of common stock in connection with the acquisition of The AZEK Company	103.5	3,889.0	—	—	3,992.5
Issuance of stock awards in connection with the acquisition of The AZEK Company	—	127.3	—	—	127.3
Balances as of September 30, 2025	$325.9	$4,303.6	$1,732.5	$(39.9)	$6,322.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025
Cash Flows from Operating Activities
Net income	$255.3	$6.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331.4	182.9
Lease expense	24.1	18.5
Deferred income taxes	31.8	7.7
Share-based compensation	30.3	19.9
Asbestos adjustments	(1.3)	0.9
Non-cash restructuring expenses	2.5	—
Non-cash interest expense	4.8	4.3
Non-cash charge related to step up of inventory	—	47.9
Other, net	3.6	28.6
Changes in operating assets and liabilities:
Accounts and other receivables	42.3	101.4
Inventories	54.1	(50.2)
Operating lease assets and liabilities, net	(28.4)	(20.9)
Prepaid expenses and other assets	(1.8)	(14.9)
Insurance receivable — Asbestos	1.2	1.7
Accounts payable and accrued liabilities	2.8	(9.1)
Claims and handling costs paid — Asbestos	(65.2)	(61.0)
Income taxes payable	10.3	(3.3)
Other accrued liabilities and interest	(4.1)	(6.9)
Net cash provided by operating activities	$693.7	$254.3
Cash Flows from Investing Activities
Purchases of property, plant and equipment	$(158.3)	$(195.9)
Capitalized interest	—	(5.1)
Cash consideration for The AZEK Company acquisition, net of cash acquired	—	(3,919.8)
Purchase of restricted investments — Asbestos	(117.9)	(96.4)
Proceeds from restricted investments — Asbestos	104.1	96.4
Net cash used in investing activities	$(172.1)	$(4,120.8)
Cash Flows from Financing Activities
Proceeds from senior secured notes	$—	$1,700.0
Proceeds from revolving facility	530.0	—
Proceeds from term loans	—	2,500.0
Repayments of term loans	(121.9)	(301.6)
Repayments of revolving facility	(530.0)	—
Repayment of senior unsecured notes	(400.0)	—
Debt issuance costs paid	—	(42.0)
Proceeds from exercise of vested stock options	13.5	—
Repayment of finance lease obligations	(3.0)	(1.5)
Cash paid for shares withheld for taxes	(1.9)	(6.3)
Net cash (used in) provided by financing activities	$(513.3)	$3,848.6
Effects of exchange rate changes on cash and cash equivalents and restricted cash	$(0.1)	$(0.7)
Net increase (decrease) in cash and cash equivalents and restricted cash	8.2	(18.6)
Cash and cash equivalents and restricted cash including discontinued operations at beginning of period	344.4	605.6
Cash and cash equivalents and restricted cash including discontinued operations at end of period	$352.6	$587.0
Non-Cash Investing and Financing Activities
Capital expenditures incurred but not yet paid	$20.7	$35.5
Non-cash ROU assets obtained in exchange for new lease liabilities	$21.3	$13.6
Non-cash consideration for AZEK acquisition	$—	$4,143.6
Supplemental Disclosure of Cash Flow Activities
Cash paid for interest	$125.8	$61.0
Cash paid to AICF	$22.2	$31.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

James Hardie Industries plc
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.  Organization and Significant Accounting Policies
Nature of Operations
James Hardie Industries plc (“JHI plc”) and its direct and indirect wholly-owned subsidiaries and variable interest entity are collectively referred to as “James Hardie”, or the “Company”, “we”, “our” or “us”. The Company is a leading provider of exterior home and outdoor living solutions, with a portfolio that includes fiber cement siding and trim, and composite and PVC decking and railing products, primarily in the United States, Australia and New Zealand. On July 1, 2025, the Company completed its acquisition of The AZEK Company Inc. (“AZEK”), an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, with manufacturing and recycling facilities in the United States. In August 2026, the Company announced the strategic divestiture of its European operations which is expected to close in the first half of calendar 2027, and the intended closure of its European fiber cement business.
Basis of Presentation
The Company operates on a fiscal year ending March 31; the term “$” refers to U.S. dollars; the term “A$” refers to Australian dollars; the term “€” refers to Euros. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and, in management's opinion, include all adjustments, consisting of only normal and recurring adjustments, necessary for the fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full fiscal year or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“2026 Form 10-K”) from which the prior year balance sheet information herein was derived. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosures. Actual results could differ from those estimates.
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
As discussed in Note 3, “Discontinued Operations”, the Company entered into a definitive purchase agreement to sell its sustainable walling and flooring solutions business, Fermacell. The Company also intends to close the European fiber cement business. Fermacell and the European fiber cement business previously made up the Company’s Europe reportable segment. The previously reported amounts for the Europe segment have been reclassified to discontinued operations for all periods presented.
Certain prior period amounts have been reclassified to conform to the current period presentation. On the Condensed Consolidated Balance Sheets, Restricted cash and cash equivalents — Asbestos has been reclassified to Restricted cash and cash equivalents, Insurance receivable — Asbestos and Workers’ compensation — Asbestos have been reclassified to Prepaid expenses and other current assets, Other assets, or Other liabilities depending on their respective category, and Accrued interest has been reclassified from Accounts payable and accrued liabilities to Other liabilities.
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
Restricted Cash and Cash Equivalents
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Cash and cash equivalents	$323.1	$265.4
Restricted cash and cash equivalents	5.0	5.0
Restricted cash and cash equivalents — Asbestos	22.5	70.2
Cash from continuing operations	350.6	340.6
Cash from discontinued operations	2.0	3.8
Total	$352.6	$344.4
Restricted cash and cash equivalents relates to letters of credit with insurance companies, which restrict the cash from use for general corporate purposes.
Restricted cash and cash equivalents — Asbestos is restricted to the settlement of asbestos claims and for the payment of the operating costs of Asbestos Injuries Compensation Fund (“AICF”).
Earnings Per Share
Basic earnings per share (“EPS”) is calculated using net income divided by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares calculated using the treasury stock method that would have been outstanding if the dilutive potential common shares, such as stock options and restricted stock units (“RSUs”), had been issued.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars and shares, except per share data)	2026	2025	2026	2025
Net income (loss) from continuing operations	$149.8	$(64.3)	$240.4	$(12.0)
Income from discontinued operations, net of tax	1.2	8.5	14.9	18.8
Net income (loss)	$151.0	$(55.8)	$255.3	$6.8

Basic common shares outstanding	581.0	577.4	580.6	504.0
Dilutive effect of stock awards	4.8	—	4.2	—
Diluted common shares outstanding	585.8	577.4	584.8	504.0

Net income (loss) per share of common stock:
Basic earnings (loss) per share from continuing operations	$0.26	$(0.11)	$0.41	$(0.03)
Basic earnings per share from discontinued operations	—	0.01	0.03	0.04
Basic earnings (loss) per share	$0.26	$(0.10)	$0.44	$0.01

Diluted earnings (loss) per share from continuing operations	$0.26	$(0.11)	$0.41	$(0.03)
Diluted earnings per share from discontinued operations	—	0.01	0.03	0.04
Diluted earnings (loss) per share	$0.26	$(0.10)	$0.44	$0.01
There were nil and 0.1 million of potential common shares which would be considered anti-dilutive for the three and six months ended September 30, 2026, respectively. There were 4.9 million and 4.8 million of potential common shares which would be considered anti-dilutive for the three and six months ended September 30, 2025, respectively.
Potential common shares of 1.9 million for both the three and six months ended September 30, 2026, and 1.1 million and 1.0 million for the three and six months ended September 30, 2025, respectively, have been excluded from the calculation of diluted common shares outstanding as they are considered contingent shares which are not expected to vest.
Upon the completion of the acquisition of AZEK on July 1, 2025, the Company issued 148,861,787 CHESS Depositary Units of Foreign Securities, which represent underlying shares of our ordinary shares, also referred to as our common shares or common stock (“Common Stock” or “Common Shares”).
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
The following table summarizes the final allocation of the purchase price to the identifiable assets acquired and liabilities assumed as of the Acquisition Date:

(Millions of U.S. dollars)	Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$330.1
Accounts and other receivables	102.4
Inventories	280.0
Prepaid expenses and other current assets	21.7
Property, plant and equipment	838.2
Intangible assets	3,370.0
Other assets - non-current	135.1
Total assets acquired	$5,077.5

Accounts payable and accrued liabilities	$211.1
Other liabilities - current	74.0
Deferred tax liabilities, net	813.0
Other liabilities - non-current	158.1
Total liabilities assumed	$1,256.2
Net assets acquired	$3,821.3
Amount of goodwill recognized	$4,572.2
Total consideration transferred	$8,393.5
3. Discontinued Operations
On August 20, 2026, the Company entered into a definitive purchase agreement to sell its sustainable walling and flooring solutions business, Fermacell, located in Europe for €840.0 million in cash, or approximately $980.0 million as of the date of the announcement, subject to customary adjustments for net debt and working capital as of closing. The Company also intends to close the European fiber cement business. Fermacell and the European fiber cement business previously made up the Company’s Europe reportable segment. The strategic divestiture of the European operations and the intended closure of the European fiber cement business will enable the Company to focus on the highest growth and return opportunities. The transaction is expected to close in the first half of calendar 2027, subject to customary closing conditions, including required regulatory approvals. Based on the current structure of the transaction, any gain recognized on the divestiture is expected to be exempt from Irish taxation under the Irish participation exemption regime, subject to satisfaction of the applicable statutory requirements at closing.
The pending divestiture of the European operations and the closure of the European fiber cement business meet the criteria to be accounted for as discontinued operations. Accordingly, the Company has applied discontinued operations treatment as required by Accounting Standards Codification (“ASC”) 205-20. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheets and the related operating results have been reclassified and presented as discontinued operations in the Condensed Consolidated Statements of

Operations for all periods presented. The Company’s Condensed Consolidated Statements of Cash Flows include the financial results of the Europe segment for all periods presented. Additionally, in accordance with ASC 360, the Company ceased recording depreciation and amortization for Europe’s property, plant and equipment, finite-lived intangible assets and lease right-of-use assets.
During the three and six months ended September 30, 2026, the Company recorded $13.1 million of charges associated with the closure of the European fiber cement business, consisting of $6.8 million of impairment charges related to property, plant and equipment, $4.3 million of employee severance costs and $2.0 million of other shutdown-related costs. The other shutdown-related costs primarily consisted of inventory disposal costs, facility closure costs, and other applicable closure costs. The Company expects total closure-related costs to be approximately $26.0 million. Year to date costs incurred are included in income from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table represents the major classes of assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026:

(Millions of U.S. dollars)	September 30, 2026	March 31, 2026
Cash and cash equivalents	$2.0	$3.8
Accounts and other receivables	82.9	97.2
Inventories	83.6	84.3
Prepaid expenses and other current assets	10.0	8.1
Property, plant and equipment	390.3	406.8
Lease right-of-use assets	13.4	15.7
Goodwill	202.6	205.0
Intangible assets	137.6	141.3
Other assets - non-current	6.7	4.0
Total assets held for sale [1]	$929.1	$966.2

Accounts payable and accrued liabilities	101.3	121.4
Accrued payroll and employee benefits	16.2	17.9
Other liabilities - current	14.1	10.7
Deferred income taxes	50.2	51.6
Lease liabilities	12.2	15.1
Other liabilities - non-current	16.6	16.6
Total liabilities held for sale	$210.6	$233.3
____________
1.Assets held for sale on the Condensed Consolidated Balance Sheets includes $10.6 million and $10.9 million at September 30, 2026 and March 31, 2026, respectively, related to ceasing manufacturing in the Philippines. The Philippines closure did not qualify for discontinued operations.

The following table presents the major components of discontinued operations, net of income taxes, in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	2026	2025
Net sales	$135.3	$137.5	$291.8	$274.0
Cost of goods sold	100.5	95.1	206.4	187.5
Gross profit	34.8	42.4	85.4	86.5
Selling, general and administrative expenses	31.3	28.6	62.2	58.7
Research and development expenses	1.6	0.9	2.4	1.7
Acquisition related expenses	0.6	1.4	0.6	1.4
Operating income	1.3	11.5	20.2	24.7
Interest, net	0.1	(1.7)	0.2	(2.9)
Income before income taxes	1.2	13.2	20.0	27.6
Income tax expense	—	4.7	5.1	8.8
Income from discontinued operations, net of tax	$1.2	$8.5	$14.9	$18.8
Cash flows related to discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows for all periods presented. The following table provides select financial information related to cash flows from discontinued operations:

	Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025
Cash flows from operating activities
Depreciation and amortization	$17.0	$14.1
Share-based compensation	1.3	0.7
Other, net	7.3	0.5
Accounts and other receivables	13.5	5.6
Accounts payable and accrued liabilities	(13.2)	16.7
Income tax payable	5.8	0.7
Cash flows from investing activities
Purchases of property, plant and equipment	(16.3)	(20.8)
4. Revenues
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

The following represents the Company’s disaggregated revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	2026	2025
Siding & Trim	$880.3	$766.0	$1,740.1	$1,407.8
Deck, Rail & Accessories	387.0	255.8	692.1	255.8
Australia & New Zealand	160.9	132.9	314.2	254.5
Total	$1,428.2	$1,154.7	$2,746.4	$1,918.1
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
5.  Inventories
Inventories consist of the following components:

	September 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Finished goods	$337.9	$387.5
Work-in-process	50.7	53.3
Raw materials and supplies	136.9	117.7
Provision for obsolete finished goods and raw materials	(13.8)	(7.2)
Total	$511.7	$551.3
6.  Property, Plant and Equipment
Property, plant and equipment consist of the following components:

	September 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Land	$92.4	$91.8
Buildings	950.0	923.3
Machinery and equipment	3,012.2	2,933.1
Construction in progress	356.4	378.5
Property, plant and equipment, at cost	4,411.0	4,326.7
Less accumulated depreciation	(1,793.4)	(1,648.9)
Property, plant and equipment, net	$2,617.6	$2,677.8
Depreciation expense for the three and six months ended September 30, 2026 was $75.8 million and $154.5 million, respectively. Depreciation expense for the three and six months ended September 30, 2025 was $68.2 million and $117.8 million, respectively.

7. Goodwill and Other Intangible Assets
Goodwill
The following are the changes in the carrying value of goodwill:

(Millions of U.S. dollars)	Siding & Trim	Deck, Rail & Accessories	Total
Balance - March 31, 2026	$1,141.2	$3,434.2	$4,575.4
Adjustments to Acquisition of The AZEK Company	(0.8)	(2.4)	(3.2)
Balance - September 30, 2026	$1,140.4	$3,431.8	$4,572.2

Intangible Assets
The net carrying amount of indefinite lived intangible assets other than goodwill was $7.6 million and $7.4 million at September 30, 2026 and March 31, 2026, respectively.
The following are the net carrying amount of amortizable intangible assets:

		September 30, 2026
(Millions of U.S. dollars)	Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	18	$2,830.0	$(261.7)	$2,568.3
Trade Names	5 to 15	330.0	(33.7)	296.3
Technology	10	210.0	(38.4)	171.6
Total		$3,370.0	$(333.8)	$3,036.2

		March 31, 2026
(Millions of U.S. dollars)	Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships	18	$2,830.0	$(138.6)	$2,691.4
Trade Names	5 to 15	330.0	(19.6)	310.4
Technology	10	210.0	(20.4)	189.6
Total		$3,370.0	$(178.6)	$3,191.4
The amortization of intangible assets was $77.5 million and $155.1 million for the three and six months ended September 30, 2026, respectively. The amortization of intangible assets was $48.7 million for both the three and six months ended September 30, 2025. As of September 30, 2026, the remaining weighted average amortization period for acquired intangible assets was 16.2 years.

8.  Debt
The Company’s debt obligations are as follows:

	September 30,	March 31,
(Millions of U.S. dollars)	2026	2026
Secured debt:
5.875% Senior notes due 2031	$700.0	$700.0
6.125% Senior notes due 2032	1,000.0	1,000.0
Revolving Facility[1]	—	—
Term A-1 Facility[1], due 2028	650.0	750.0
Term A-2 Facility[1], due 2030	1,695.3	1,717.2
Unsecured debt:
5.000% Senior notes due 2028	—	400.0
Unamortized debt issuance costs	(28.0)	(32.2)
Total debt	4,017.3	4,535.0
Less current portion	(54.7)	(43.8)
Total Long-term debt	$3,962.6	$4,491.2

Weighted average interest rate of total debt	5.7%	5.5%

Fair value of Senior unsecured notes (Level 1)	$—	$395.0
Fair value of Senior secured notes (Level 1)	$1,657.9	$1,685.5
____________
1.As of September 30, 2026, the carrying value of the Company's senior secured credit facilities (the “Credit Facilities”) of $2,345.3 million approximates fair value, as the interest rate is variable and reflects current market rates.
Debt Facilities - Terminated
In June 2026, the Company redeemed its $400.0 million senior unsecured notes due 2028 using cash on hand as well as a draw on its Revolving Facility, which has been fully repaid, and the remaining associated debt issuance costs of $1.0 million were written off to interest expense.
Guarantees and Compliance
As of September 30, 2026, the Company was in compliance with all of its covenants contained in the indenture governing the senior secured notes and the credit agreement governing the Credit Facilities. For additional information regarding such indenture and credit agreement, including a summary of their terms, see Note 8, “Debt”, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Off Balance Sheet Arrangements
As of September 30, 2026, the Company had $12.6 million of issued but undrawn letters of credit and bank guarantees, of which $6.8 million is supported under the Revolving Facility. These letters of credit and bank guarantees relate to various operational matters including insurance, performance bonds and other items. As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Facility, leaving the Company with $993.2 million of available borrowing capacity under the Revolving Facility.

9.  Asbestos
The following is a detailed rollforward of the Net Unfunded Amended and Restated Final Funding Agreement (“AFFA”) liability, net of tax, for the six months ended September 30, 2026:

(Millions of U.S. dollars)	Asbestos Liability	Insurance Receivables	Restricted Cash and Investments	Other Assets and Liabilities	Net Unfunded AFFA Liability	Deferred Tax Assets	Income Tax Payable	Net Unfunded AFFA Liability, net of tax
Opening Balance - March 31, 2026	$(1,008.6)	$24.3	$268.7	$0.2	$(715.4)	$282.5	$40.2	$(392.7)
Asbestos claims paid	64.6	—	(64.6)	—	—	—	—	—
Payment received in accordance with AFFA	—	—	22.2	—	22.2	—	—	22.2
AICF claims-handling costs incurred (paid)	0.6	—	(0.6)	—	—	—	—	—
AICF operating costs paid - non claims-handling	—	—	(1.3)	—	(1.3)	—	—	(1.3)
Insurance recoveries	—	(1.2)	1.2	—	—	—	—	—
Movement in income tax payable	—	—	—	—	—	(16.3)	(25.3)	(41.6)
Other movements	—	—	7.1	(1.0)	6.1	(1.5)	(0.1)	4.5
Effect of foreign exchange	(19.6)	0.5	5.9	0.2	(13.0)	5.6	1.1	(6.3)
Closing Balance - September 30, 2026	$(963.0)	$23.6	$238.6	$(0.6)	$(701.4)	$270.3	$15.9	$(415.2)
AICF Funding
During fiscal year 2027, the Company will contribute A$128.2 million to AICF, excluding interest, in quarterly installments. The first two payments made on July 1, 2026 and October 1, 2026 totaled A$64.1 million.
For the six months ended September 30, 2026, the Company did not provide financial or other support to AICF that it was not previously contractually required to provide.
Restricted Investments
AICF invests its excess cash in time deposits, which are classified as held to maturity (“HTM”) investments and the carrying value materially approximates the fair value for each investment. The following table represents the investments outstanding as of September 30, 2026:

Date Invested	Maturity Date	Interest Rate	A$ Millions
July 2026	July 26, 2027	5.45%	60.0
April 2026	April 7, 2027	5.38%	110.0
January 2026	January 27, 2027	4.78%	70.0
October 2025	October 16, 2026	4.14%	70.0

10.  Derivative Instruments
The Company uses derivatives for risk management purposes and does not engage in speculative activity. A risk management objective for the Company is to mitigate interest rate risk associated with the Company’s external credit facilities and foreign currency risk primarily with respect to forecasted transactions denominated in foreign currencies. The determination of whether the Company enters into a derivative transaction to achieve these risk management objectives depends on a number of factors, including an evaluation of the extent to which derivative instruments will achieve such risk management objectives of the Company.

Interest Rate Swap
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
On July 1, 2025, the Company met the requirements to designate the Swap as a cash flow hedge. The fair value of the Swap is estimated by using a valuation model based on observable market data, including yield curves. The gain (loss) is recorded in Accumulated other comprehensive loss and then reclassified into Interest, net in the same period in which the hedged transaction affects earnings. As of September 30, 2026, the Company expects to reclass approximately $10.7 million ($8.1 million after-tax) as an offset to interest expense in the next 12 months.
The fair value of the Swap and classification on the Condensed Consolidated Balance Sheets is as follows:

			Fair Value as of
(Millions of U.S. dollars)	Fair Value Hierarchy	Balance Sheet Location	September 30, 2026	March 31, 2026
Interest rate swap	Level 2	Other non-current assets (Other current liabilities)	$14.5	$(4.7)
Refer to Note 15, “Accumulated Other Comprehensive Loss” for further details of the effect of derivative instruments.
Deal-Contingent Foreign Currency Forward Contracts
In August 2026, the Company entered into deal-contingent foreign currency forward contracts to manage the risk of depreciation of the Euro-denominated sales price related to the Fermacell divestiture. Deal-contingent foreign currency forward contracts had an aggregate notional amount of €750.0 million. These derivative instruments were entered into as economic hedges and do not qualify for hedge accounting. The forward contracts are valued using models that maximize the use of market observable inputs including forward and spot prices for currencies and are categorized as Level 2 within the fair value hierarchy. The change in fair value of the deal-contingent forward contracts was a non-cash gain of $19.4 million for the three and six months ended September 30, 2026 and was recognized in Other (income) expense, net on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (loss). See Note 3, “Discontinued Operations”, for further discussion regarding the Fermacell divestiture.
The following table sets forth the total outstanding notional amount and the fair value of the Company’s foreign currency forward contracts:

			Fair Value as of
(Millions of Euros and U.S. dollars)	Notional Amount		September 30, 2026		March 31, 2026
Derivatives not accounted for as hedges	September 30, 2026	March 31, 2026	Assets	Liabilities	Assets	Liabilities
Foreign currency forward contracts	€750.0	€—	$19.4	$—	$—	$—

11.  Income Taxes
Income taxes payable represents taxes currently payable which are computed at statutory income tax rates applicable to taxable income derived in each jurisdiction in which the Company conducts business. During the six months ended September 30, 2026, the Company paid taxes, net of refunds of $49.9 million.
Income tax expense differs from the statutory rate primarily due to the Company’s mix of pre-tax income by jurisdiction and foreign taxes on domestic income.
Deferred income taxes include net operating loss carry-forwards. At September 30, 2026, the Company had tax loss carry-forwards in Australia, New Zealand, Europe and the U.S. of approximately $59.9 million that are available to offset future taxable income in the respective jurisdiction. The Company establishes a valuation allowance against a deferred tax asset if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
The Australian net operating loss carry-forwards primarily result from current and prior year tax deductions for contributions to AICF. James Hardie 117 Pty Limited, the Performing Subsidiary under the AFFA, is able to claim a tax deduction for its contributions to AICF over a five-year period commencing in the year the contribution is incurred. As of September 30, 2026, the Company recognized a tax deduction of $54.3 million (A$76.8 million) for the current year relating to total contributions to AICF of $514.7 million (A$767.7 million) incurred in tax years 2023 through 2027.
12.  Commitments and Contingencies
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
Australia Class Action Securities Claims
On May 8, 2023, a group proceeding (class action) was filed in The Supreme Court of Victoria, Australia by Raeken Pty Ltd against James Hardie Industries plc on behalf of persons who purchased certain James Hardie equity securities from February 7, 2022 through November 7, 2022. The litigation is being funded by a litigation funder in Australia, CASL Funder Pty Ltd. The proceeding includes allegations that James Hardie breached relevant provisions of the Corporations Act 2001 (Cth) and the Australian Securities and Investment Commissions Act 2001 (Cth), including with respect to certain forward-looking statements James Hardie made about forecasted financial performance measures during the period specified above. The Company believes the challenged statements were proper and is defending the matter. Mediation is scheduled for November 30, 2026. The trial date remains set for February 15, 2027. As of September 30, 2026, the Company has not recorded a reserve related to this matter as the Company believes the chance of loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
On April 6, 2026, a group proceeding (class action) was filed in The Supreme Court of Victoria, Australia by Alexander W. Garton (“Garton”), an individual, against James Hardie Industries plc on his own and on behalf of persons who purchased certain James Hardie equity securities from May 21, 2025 to August 19, 2025. The proceeding includes allegations that James Hardie breached relevant provisions of the

Corporations Act 2001 (Cth), the Australian Securities and Investment Commissions Act 2001 (Cth), and Australian Consumer Law, including that James Hardie misled investors and breached continuous disclosure obligations by failing to disclose material issues in its North American Fiber Cement segment and by maintaining its full year FY26 guidance until August 20, 2025. On August 13, 2026, a second group proceeding (class action) was filed in The Supreme Court of Victoria, Australia by Ian Weatherlake, as trustee for the Ian Weatherlake Family Trust, against James Hardie Industries plc which mirrors the class, class period and allegations in the Garton proceeding. The Company believes its disclosures and the challenged statements were proper and is defending the matters. Following an October 22, 2026 initial joint case management conference, the Court issued orders setting forth a timetable for the plaintiffs to confer and agree on consolidation of the two matters, or, failing such agreement, a timetable for briefing the Court on the multiplicity issues for a hearing date to be set not before December 16, 2026. As of September 30, 2026, the Company has not recorded a reserve related to these matters as the Company believes the chance of loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
U.S. Class Action Securities Claims
On October 24, 2025, a putative shareholder class action was filed in the United States District Court for the Northern District of Illinois against James Hardie Industries plc and its CEO and then-CFO on behalf of persons who purchased or otherwise acquired James Hardie common stock between May 20, 2025, through August 18, 2025. The case asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that the Defendants made material misstatements and omissions throughout the class period related to the strength of the Company’s North America Fiber Cement segment despite alleged customer inventory destocking. On February 17, 2026, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff, and an amended complaint was filed on April 20, 2026. On June 22, 2026, the Company filed its motion to dismiss the complaint, and briefing on this motion is complete. The Company awaits action by the Court on this motion to dismiss.
During February and March 2026, shareholders filed two additional putative class actions in the Circuit Court of Cook County, Illinois against James Hardie Industries plc and certain of its current and former directors and officers on behalf of former AZEK stockholders who received James Hardie common stock in exchange for shares of AZEK common stock in connection with the acquisition of AZEK (collectively, the “State Court Securities Actions”). One of the Illinois cases also named Ernst & Young LLP as a defendant. The State Court Securities Actions assert claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that defendants made material misstatements and omissions regarding the strength of operations and customer inventory destocking in filings made in connection with James Hardie’s acquisition of AZEK. The Illinois actions were consolidated into a single action on April 20, 2026, captioned In re James Hardie Industries plc Shareholder Litigation. On June 26, 2026, Plaintiffs in the Illinois actions filed the consolidated complaint. On September 1, 2026, the Company filed its motion to dismiss in response.
The Company believes the U.S. securities claims are without merit and is vigorously defending against them. As of September 30, 2026, the Company has not recorded a reserve related to these matters as the Company believes a loss is not probable and the amount of loss, if any, cannot be reasonably estimated.
Environmental
The operations of the Company, like those of other companies engaged in similar businesses, are subject to a number of laws and regulations on air, soil and water quality, waste handling and disposal. The Company’s policy is to accrue for environmental costs when it is determined that it is probable that an obligation exists and the amount can be reasonably estimated.

13.  Share-Based Compensation
There have been no material changes to the Company’s share-based compensation plans as described in Note 16, “Share-Based Compensation”, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Total share-based compensation expense consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	2026	2025
Liability Awards [1]	$1.9	$1.5	$5.1	$5.5
Equity Awards [2]	18.3	12.7	30.3	19.6
Total share-based compensation expense	$20.2	$14.2	$35.4	$25.1
____________
1.For the three and six months ended September 30, 2026, $0.1 million and $0.2 million, respectively, and for the three and six months ended September 30, 2025, $(0.2) million and nil, respectively, are included in discontinued operations for liability awards.
2.For the three and six months ended September 30, 2026, $0.6 million and $1.1 million, respectively, and for the three and six months ended September 30, 2025, $0.3 million and $0.7 million, respectively, are included in discontinued operations for equity awards.
As of September 30, 2026, the unrecorded future share-based compensation expense related to outstanding equity awards was $83.6 million and will be recognized over an estimated weighted average amortization period of 1.8 years.
The following table summarizes the Company’s share-based compensation grants for the six months ended September 30, 2026:

	Share Awards Issued	Weighted Average Grant Price per Share
Restricted stock units	1,529,398	A$	36.28
Performance-based restricted stock units	599,129	A$	38.07
Market condition restricted stock units	256,770	A$	28.71
Stock options	163,281	A$	18.37
The following includes the assumptions used to fair value the RSU grants (market condition) and stock options for the six months ended September 30, 2026:

	RSU Grants			Stock Options
Vesting Condition:	Market	Market	Market
	FY27	FY27	FY27	FY27	FY27
Date of grant	8/20/2026	7/15/2026	6/23/2026	8/20/2026	6/23/2026
Dividend yield (per annum)	—%	—%	—%	—%	—%
Expected volatility	48.2%	48.1%	47.5%	40.0%	40.0%
Risk free interest rate	4.2%	4.2%	4.2%	4.5%	4.3%
Expected life in years	2.6	2.7	2.8	5.8	6.0
JHX stock price at grant date (A$)	42.80	37.15	34.62	42.80	34.62
Number of awards	87,247	68,068	101,455	75,495	87,786

14. Capital Management
On August 20, 2026, the board of directors approved and authorized a new share repurchase program for an aggregate amount up to $250.0 million through August 20, 2027. For the three months ended September 30, 2026, no repurchases were made under this program and $250.0 million remained available for repurchase as of September 30, 2026.
15.  Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following at September 30, 2026:

(Millions of U.S. dollars)	Cash Flow Hedges	Pension Actuarial Gain	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2026	$3.4	$2.4	$(52.1)	$(46.3)
Change in component, net of tax	15.0	—	(12.5)	2.5
Reclassification from other comprehensive loss into net income, net of tax	(1.5)	—	—	(1.5)
Balance at September 30, 2026	$16.9	$2.4	$(64.6)	$(45.3)
16.  Segment Information
As of September 30, 2026, the Company has three reportable segments:
•Siding & Trim segment - Manufactures fiber cement and PVC exterior siding and trim products, as well as moulding, interior linings, and accessories in the United States. These products are sold in the United States and Canada.
•Deck, Rail & Accessories segment - Manufactures decking, railing, cladding, pergolas, cabanas and related accessories in the United States. These products are primarily sold in the United States and Canada.
•Australia & New Zealand segment - Includes fiber cement products manufactured in Australia. These products are sold in Australia and New Zealand.
The Company's General Corporate and unallocated R&D costs do not meet the applicable accounting guidance for separate disclosure as a reportable segment, and are reflected as reconciling items to consolidated Net Income (loss). General Corporate costs primarily consist of Asbestos adjustments, officer and employee compensation and related benefits, professional and legal fees, administrative costs, acquisition related costs and rental expense on the Company’s corporate offices, which are not allocated to the reportable segments. Unallocated R&D costs represented the costs incurred by the research and development centers which were costs not directly associated with one of our reportable segments. Beginning July 1, 2025, R&D costs are allocated to the segments.
Due to the announcement of the strategic divestiture, the results of the Europe segment are excluded from the Company’s segment results and are presented within discontinued operations. Prior-period segment information has been recast to exclude the discontinued operations. Refer to Note 3, “Discontinued Operations” for more information on the Company’s discontinued operations.

The following is the Company’s segment information:

(Millions of U.S. dollars)	Siding & Trim	Deck, Rail & Accessories	Australia & New Zealand	Total
For the three months ended September 30, 2026
Net sales	$880.3	$387.0	$160.9	$1,428.2
Cost of goods sold	526.1	248.7	91.0	865.8
Gross profit	354.2	138.3	69.9	562.4
Selling, general and administrative expenses	107.1	87.3	18.5	212.9
Restructuring expenses [1]	0.8	—	—	0.8
Other expenses [2]	14.3	2.4	1.5	18.2
Segment operating income	$232.0	$48.6	$49.9	$330.5

Reconciliation to consolidated net income
General Corporate costs [3,4]				(67.2)
Interest, net				(54.8)
Other income, net				18.9
Income tax expense				(77.6)
Net income from continuing operations				149.8
Income from discontinued operations, net of tax				1.2
Net income				$151.0

For the six months ended September 30, 2026
Net sales	$1,740.1	$692.1	$314.2	$2,746.4
Cost of goods sold	1,051.8	456.9	177.1	1,685.8
Gross profit	688.3	235.2	137.1	1,060.6
Selling, general and administrative expenses	212.5	179.4	37.6	429.5
Restructuring expenses [1]	0.8	5.2	—	6.0
Other expenses [2]	28.1	5.3	2.8	36.2
Segment operating income	$446.9	$45.3	$96.7	$588.9

Reconciliation to consolidated net income
General Corporate costs [3,4]				(126.7)
Interest, net				(116.1)
Other income, net				19.9
Income tax expense				(125.6)
Net income from continuing operations				240.4
Income from discontinued operations, net of tax				14.9
Net income				$255.3
____________
1.Exit costs related to the closure of a recycling plant in Oregon. Exit costs primarily consisted of fixed asset impairments, lease exit costs and employee costs.
2.Other expenses represent R&D costs and acquisition related expenses allocated to the segments.
3.Includes acquisition and divestiture related expenses.
4.Starting July 1, 2025, the Company began allocating R&D costs to the segments.

(Millions of U.S. dollars)	Siding & Trim	Deck, Rail & Accessories	Australia & New Zealand	Total
For the three months ended September 30, 2025
Net sales	$766.0	$255.8	$132.9	$1,154.7
Cost of goods sold	499.7	200.0	76.3	776.0
Gross profit	266.3	55.8	56.6	378.7
Selling, general and administrative expenses	100.6	65.2	17.1	182.9
Other expenses [1]	14.7	2.5	1.5	18.7
Segment operating income (loss)	$151.0	$(11.9)	$38.0	$177.1

Reconciliation to consolidated net income
General Corporate costs [2,3]				(164.6)
Interest, net				(67.1)
Other income, net				1.4
Income tax expense				(11.1)
Net loss from continuing operations				(64.3)
Income from discontinued operations, net of tax				8.5
Net loss				$(55.8)

For the six months ended September 30, 2025
Net sales	$1,407.8	$255.8	$254.5	$1,918.1
Cost of goods sold	901.0	200.0	145.6	1,246.6
Gross profit	506.8	55.8	108.9	671.5
Selling, general and administrative expenses	176.6	65.2	31.3	273.1
Other expenses [1]	18.0	2.5	1.8	22.3
Segment operating income (loss)	$312.2	$(11.9)	$75.8	$376.1

Reconciliation to consolidated net income
General Corporate [2,3] and Unallocated R&D costs				(238.2)
Interest, net				(106.1)
Other expense, net				(9.7)
Income tax expense				(34.1)
Net loss from continuing operations				(12.0)
Income from discontinued operations, net of tax				18.8
Net income				$6.8
____________
1.Other expenses represent R&D costs and acquisition related expenses allocated to the segments.
2.Includes acquisition and divestiture related expenses.
3.Starting July 1, 2025, the Company began allocating R&D costs to the segments.

	Depreciation and Amortization
	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	2026	2025
Siding & Trim	$66.9	$58.0	$135.4	$101.6
Deck, Rail & Accessories	80.1	53.8	161.0	53.8
Australia & New Zealand	6.9	5.5	13.6	10.7
General Corporate and R&D	1.8	1.8	4.4	2.7
Total	$155.7	$119.1	$314.4	$168.8

	Capital Expenditures
	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	2026	2025
Siding & Trim	$35.0	$53.7	$84.2	$127.6
Deck, Rail & Accessories	19.4	16.1	32.3	16.1
Australia & New Zealand	5.9	12.6	20.2	26.3
General Corporate and R&D	2.2	2.4	5.3	5.1
Total	$62.5	$84.8	$142.0	$175.1

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
•statements regarding the Company’s plans, objectives or goals, including those relating to strategies, initiatives, competition, acquisitions, dispositions, including the planned disposition of the European segment and/or its products;
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

Forward-looking statements are based on the Company’s current expectations, estimates and assumptions. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from our expectations. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 19, 2026, and other reports we file with the SEC and the ASX from time to time.
Readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update any forward-looking statements or information except as required by law.
Overview
James Hardie Industries plc is a leading provider of exterior home and outdoor living solutions, serving the new home construction, repair and remodel and outdoor living markets. Our current primary geographic markets include the United States of America (“US,” “USA” or the “United States”) and Australia. On July 1, 2025, we completed the acquisition of The AZEK Company Inc. (“AZEK”), an industry-leading designer and manufacturer of low maintenance and environmentally sustainable outdoor living products, which has manufacturing and recycling facilities in the United States. In August 2026, the Company announced the strategic divestiture of its European operations which is expected to close in the first half of calendar 2027, and the intended closure of its European fiber cement business. As a result, the Europe segment is excluded from the Company’s segment results and presented within discontinued operations. Prior-period segment information has been recast to exclude the discontinued operations. Refer to Note 3, “Discontinued Operations”, to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information.
As of September 30, 2026, the Company has three reportable segments:
•Siding & Trim segment - Manufactures fiber cement and PVC exterior siding and trim products, as well as moulding, interior linings, and accessories in the United States. These products are sold in the United States and Canada.
•Deck, Rail & Accessories segment - Manufactures decking, railing, cladding, pergolas, cabanas and related accessories in the United States. These products are primarily sold in the United States and Canada.
•Australia & New Zealand segment - Includes fiber cement products manufactured in Australia. These products are sold in Australia and New Zealand.

Results of Operations
Q2 FY27 vs Q2 FY26

	Three Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change
Net sales	$1,428.2	$1,154.7	24%
Cost of goods sold	865.8	776.0	12%
Gross profit	562.4	378.7	49%
Gross margin (%)	39.4	32.8	6.6 pts
Selling, general and administrative expenses	268.5	222.2	21%
Research and development expenses	14.6	14.9	(2%)
Restructuring expenses	0.8	—	100%
Acquisition and divestiture related expenses	14.9	128.9	(88%)
Asbestos adjustments	0.3	0.2	50%
Operating income	263.3	12.5	NM
Operating income margin (%)	18.4	1.1	17.3 pts
Interest, net	54.8	67.1	(18%)
Other income, net	(18.9)	(1.4)	NM
Income (loss) before income taxes	227.4	(53.2)	527%
Income tax expense	77.6	11.1	599%
Net income (loss) from continuing operations	149.8	(64.3)	333%
Income from discontinued operations, net of tax	1.2	8.5	(86%)
Net income (loss)	151.0	(55.8)	371%
____________
NM - Not meaningful
Net sales increased 24% due to higher net sales in all of our reportable segments, as further described below.

Gross margin increased 6.6 percentage points primarily driven by a $47.9 million inventory step-up adjustment related to recording the acquired inventory of AZEK at fair value in the second quarter of fiscal year 2026 which did not repeat in the current corresponding period. This was partially offset by higher intangible asset amortization following the finalization of the purchase price allocation related to the AZEK acquisition. Intangible asset amortization expense was $16.0 million in the second quarter of fiscal year 2027 compared to $12.4 million in the prior corresponding period.
Selling, general and administrative expenses (“SG&A”) increased 21% and as a percentage of sales decreased 0.4 percentage points. As a percentage of sales, this decrease was primarily due to lower discretionary marketing spend and lower labor costs, partially offset by higher stock compensation expense and higher amortization of intangible assets resulting from the AZEK acquisition. Higher stock compensation expense in the second quarter of fiscal year 2027 was mainly due to timing of grants and a larger stock price decrease in the prior corresponding period. Amortization from the AZEK acquisition was $61.5 million in the second quarter of fiscal year 2027 compared with $36.3 million in the prior corresponding period.

Acquisition and divestiture related expenses decreased 88% primarily due to lower professional service fees and labor costs, including severance and retention costs and expenses associated with the accelerated vesting of certain stock awards in connection with the AZEK acquisition. Acquisition related expenses were $9.7 million and $128.9 million in the second quarter of fiscal years 2027 and 2026, respectively, and include costs associated with the AZEK acquisition and ongoing integration activities. The second quarter of fiscal year 2027 also included $5.2 million of divestiture related expenses associated with the divestiture of our European operations and closure of our European fiber cement business.
Interest, net decreased 18% primarily due to lower interest expense following the repayment of our $400.0 million senior unsecured notes in June 2026 and the repayment of our €400.0 million senior unsecured notes in December 2025.
Other income, net increased due to a $19.4 million non-cash gain on the foreign currency forward contracts entered into to hedge our exposure to fluctuations in exchange rates associated with the anticipated Euro-denominated proceeds from the sale of our Fermacell business.
Income tax expense increased $66.5 million and the effective tax rate was 34.1% compared to (20.9)% in the prior corresponding period. The increase in tax expense reflects higher income before income taxes compared to the second quarter of fiscal year 2026, while the higher effective tax rate was primarily driven by geographical mix of earnings and discrete items.
Net income from continuing operations was $149.8 million compared to a net loss from continuing operations of $64.3 million in the prior corresponding period, primarily due to higher operating income, partially offset by higher income tax expense.
Six Months FY27 vs Six Months FY26

	Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change
Net sales	$2,746.4	$1,918.1	43%
Cost of goods sold	1,685.8	1,246.6	35%
Gross profit	1,060.6	671.5	58%
Gross margin (%)	38.6	35.0	3.6 pts
Selling, general and administrative expenses	533.1	348.2	53%
Research and development expenses	29.1	26.2	11%
Restructuring expenses	6.0	—	100%
Acquisition and divestiture related expenses	31.5	158.3	(80%)
Asbestos adjustments	(1.3)	0.9	(244%)
Operating income	462.2	137.9	235%
Operating income margin (%)	16.8	7.2	9.6 pts
Interest, net	116.1	106.1	9%
Other (income) expense, net	(19.9)	9.7	(305%)
Income before income taxes	366.0	22.1	NM
Income tax expense	125.6	34.1	268%
Net income (loss) from continuing operations	240.4	(12.0)	NM
Income from discontinued operations, net of tax	14.9	18.8	(21%)
Net income	255.3	6.8	NM
____________
NM - Not meaningful

Net sales increased 43% due to higher net sales in all of our reportable segments, as well as the AZEK acquisition on July 1, 2025, which contributed net sales of $397.1 million in the first quarter of fiscal year 2027.
Gross margin increased 3.6 percentage points primarily driven by the absence of an inventory step-up adjustment in the current period as mentioned above. This was partially offset by an additional three months of amortization expense in the current year. The amortization of intangible assets resulting from the AZEK acquisition was $32.0 million for the six months ended September 30, 2026, compared to $12.4 million in the prior corresponding period.
Selling, general and administrative expenses (“SG&A”) increased 53% driven by an additional three months of AZEK SG&A expenses in the current year. As a percentage of sales, SG&A expenses increased 1.2 percentage points primarily due to higher intangible asset amortization following the finalization of the purchase price allocation related to the AZEK acquisition as discussed above. Intangible asset amortization expense was $123.1 million for the six months ended September 30, 2026, compared to $36.3 million in the prior corresponding period. This increase was partially offset by lower labor and discretionary marketing spend as a percentage of sales.
Restructuring expenses increased 100%, primarily due to costs incurred in the first quarter of fiscal year 2027 for fixed asset impairments, lease exit and employee costs related to the closure of a recycling plant in Oregon. These same costs were not incurred in the prior corresponding period.
Acquisition and divestiture related expenses decreased 80% primarily due to lower professional service fees and labor costs, including severance, retention and stock-based compensation costs associated with the AZEK acquisition. These costs include divestiture related expenses of $9.3 million for the six months ended September 30, 2026, related to our European operations divestiture and closure of our European fiber cement business. Acquisition related expenses of $22.2 million and $158.3 million for the six months ended September 30, 2026 and 2025, respectively, include costs associated with the AZEK acquisition and ongoing integration.
Interest, net increased 9%, primarily due to higher interest expense associated with our senior secured credit facilities and senior secured notes, which were outstanding for the full six-month period compared to only a portion of the prior-year period. This was partially offset by pre-close financing and interest costs of $34.9 million incurred in the prior year.
Other income, net increased 305%, due to the $19.4 million non-cash gain in the current year on the foreign currency forward contracts as noted above. In addition, the first quarter of fiscal year 2026 included an $11.6 million non-cash loss on our interest rate swap.
Income tax expense increased $91.5 million, while the effective tax rate decreased from 154.3% for the six months ended September 30, 2025 to 34.3% in the current corresponding period. The increase in tax expense reflects higher income before income taxes compared to the six months ended September 30, 2025, while the lower effective tax rate was primarily driven by geographical mix of earnings and discrete items.
Net income from continuing operations increased due to higher operating income and higher other income, net, partially offset by higher interest and income tax expense.

Segment Results of Operations

Siding & Trim Segment

Operating results for the Siding & Trim segment were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change	2026	2025	Change
Net sales	$880.3	$766.0	15%	$1,740.1	$1,407.8	24%
Cost of goods sold	526.1	499.7	5%	1,051.8	901.0	17%
Gross profit	354.2	266.3	33%	688.3	506.8	36%
Gross margin (%)	40.2	34.8	5.4 pts	39.6	36.0	3.6 pts
Selling, general and administrative expenses	107.1	100.6	6%	212.5	176.6	20%
Research and development expenses	9.6	10.9	(12%)	19.1	13.2	45%
Restructuring expenses	0.8	—	100%	0.8	—	100%
Acquisition and divestiture related expenses	4.7	3.8	24%	9.0	4.8	88%
Operating income	232.0	151.0	54%	446.9	312.2	43%
Operating income margin (%)	26.4	19.7	6.7 pts	25.7	22.2	3.5 pts
Q2 FY27 vs Q2 FY26
Net sales increased 15%, primarily due to higher exterior product volumes, as customers inventory levels normalized compared to the prior year, and higher price primarily resulting from our annual price increase. Total exterior volumes grew in nearly every region, even as new construction remained soft across many of the Company’s markets, most notably in the South Central region. This was partially offset by interior product volume decline.

Gross margin increased 5.4 percentage points driven by higher price/mix and an $11.2 million inventory step-up adjustment related to recording the acquired inventory of AZEK at fair value in the second quarter of fiscal year 2026 which did not repeat in the current period. In addition, gross margin increased due to improved plant performance and favorable raw material costs, partially offset by higher freight costs.
SG&A expenses increased 6%, and as a percentage of sales decreased 0.9 percentage points. SG&A as a percentage of sales decreased primarily driven by lower discretionary marketing spend and lower labor costs, partially offset by higher intangible asset amortization expense following the finalization of the purchase price allocation related to the AZEK acquisition. Intangible asset amortization expense was $15.7 million for the second quarter of fiscal year 2027, compared to $9.2 million in the prior corresponding period.
Acquisition and divestiture related expenses increased 24% driven by a $1.7 million inventory write-off associated with the divestiture of our European operations, partially offset by a $0.8 million decrease in acquisition related costs associated with the AZEK acquisition and ongoing integration.
Operating income margin increased 6.7 percentage points to 26.4% primarily driven by higher gross margin and lower SG&A expenses as a percentage of sales.

Six Months FY27 vs Six Months FY26
Net sales increased 24%, driven by higher sales in both the North America fiber cement and AZEK Exteriors businesses. AZEK, which was acquired on July 1, 2025, contributed sales of $92.0 million during the first quarter of fiscal year 2027. North America fiber cement sales increased 17% primarily due to higher exterior product volumes, as customers inventory levels normalized compared to the prior corresponding period and higher sales price primarily resulting from our annual price increase. In addition, sales increased due to continued market recovery in the Southeast and Northeast.

Gross margin increased 3.6 percentage points partially driven by the absence of an inventory step-up adjustment in the current year as mentioned above. Gross margin also increased due to a higher sales price, improved plant performance and favorable raw material costs. This was partially offset by higher freight costs and an additional three months of amortization expense in the current year. The amortization of intangible assets resulting from the AZEK acquisition was $5.8 million for the six months ended September 30, 2026, compared to $1.6 million in the prior corresponding period.
SG&A expenses increased 20%, driven by an additional three months of AZEK expenses in the current year. As a percentage of sales, SG&A expenses decreased 0.3 percentage points. This decrease was primarily driven by lower discretionary marketing spend, as well as lower labor and professional fees, partially offset by higher intangible asset amortization following the finalization of the purchase price allocation related to the AZEK acquisition as discussed above. Intangible asset amortization expense was $31.3 million for the six months ended September 30, 2026, compared to $9.2 million in the prior corresponding period.
Research and development expenses (“R&D”) expenses increased $5.9 million primarily due to the allocation of R&D expenses which were not allocated to our segments prior to the second quarter of fiscal year 2026.
Acquisition and divestiture related expenses increased 88% due to an inventory write-off of $1.7 million related to our European divestiture as mentioned above. In addition, acquisition related expenses from the AZEK acquisition integration increased $2.5 million due to higher travel and professional service fees, partially offset by lower labor costs.
Operating income margin increased 3.5 percentage points to 25.7% primarily driven by higher gross margin.

Deck, Rail & Accessories Segment

Operating results for the Deck, Rail & Accessories segment were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change	2026	2025	Change
Net sales	$387.0	$255.8	51%	$692.1	$255.8	171%
Cost of goods sold	248.7	200.0	24%	456.9	200.0	128%
Gross profit	138.3	55.8	148%	235.2	55.8	322%
Gross margin (%)	35.7	21.8	13.9 pts	34.0	21.8	12.2 pts
Selling, general and administrative expenses	87.3	65.2	34%	179.4	65.2	175%
Research and development expenses	2.4	2.5	(4%)	5.3	2.5	112%
Restructuring expenses	—	—		5.2	—	100%
Operating income (loss)	48.6	(11.9)	508%	45.3	(11.9)	481%
Operating income (loss) margin (%)	12.6	(4.7)	17.3 pts	6.5	(4.7)	11.2 pts

Q2 FY27 vs Q2 FY26
Net sales increased 51% primarily driven by higher volumes from expanded distribution, including our initial load-in at Boise Cascade, and our annual price increase.
Gross margin increased 13.9 percentage points primarily driven by a $36.7 million inventory step-up adjustment related to recording the acquired inventory of AZEK at fair value in fiscal year 2026 which did not recur in the current period.
SG&A expenses increased 34%, and as a percentage of sales decreased 2.9 percentage points. SG&A as a percentage of sales decreased primarily due to lower discretionary marketing spend and lower labor costs, partially offset by higher intangible asset amortization expense following the finalization of the purchase price allocation related to the AZEK acquisition. Intangible asset amortization expense was $45.8 million for the quarter ended September 30, 2026, compared to $27.1 million in the prior corresponding period.
Operating margin improved 17.3 percentage points to 12.6 % primarily due to higher gross margin and lower SG&A expenses as a percentage of sales.
Six Months FY27 vs Six Months FY26
Net sales increased 171% primarily driven by the AZEK acquisition on July 1, 2025, which contributed net sales of $305.1 million in the first quarter of fiscal year 2027, and higher volumes and price in the current quarter as described above.
Gross margin increased 12.2 percentage points primarily driven by a $36.7 million inventory step-up adjustment as noted above, partially offset by an additional three months of amortization expense in the current year. The amortization of intangible assets resulting from the AZEK acquisition was $26.2 million for the six months ended September 30, 2026 compared to $10.8 million in the prior corresponding period.
SG&A expenses increased 175%, driven by an additional three months of expenses in the current year. As a percentage of sales, SG&A expenses increased 0.4 percentage points primarily due to higher intangible asset amortization following the finalization of the purchase price allocation related to the AZEK acquisition as discussed above. Intangible asset amortization expense was $91.8 million for the six months ended September 30, 2026, compared to $27.1 million in the prior corresponding period. This increase was partially offset by lower discretionary marketing spend and lower labor costs as a percentage of sales.
R&D expenses increased 112% primarily due to an additional three months of expenses associated with AZEK business in the current year.
Restructuring expenses of $5.2 million includes exit costs related to the closure of a recycling plant in Oregon. Exit costs primarily consisted of fixed asset impairments, lease exit costs and employee costs.
Operating margin improved 11.2 percentage points to 6.5% primarily due to higher gross margin, partially offset by higher SG&A, R&D and restructuring expenses as a percentage of sales.
Australia & New Zealand Segment
Operating results for the Australia & New Zealand segment were as follows.

	Three Months Ended September 30,			Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change	2026	2025	Change
Net sales	$160.9	$132.9	21%	$314.2	$254.5	23%
Cost of goods sold	91.0	76.3	19%	177.1	145.6	22%
Gross profit	69.9	56.6	23%	137.1	108.9	26%
Gross margin (%)	43.4	42.6	0.8 pts	43.6	42.8	0.8 pts
Selling, general and administrative expenses	18.5	17.1	8%	37.6	31.3	20%
Research and development expenses	1.5	1.5	—%	2.8	1.8	56%
Operating income	49.9	38.0	31%	96.7	75.8	28%
Operating income margin (%)	31.0	28.6	2.4 pts	30.8	29.8	1.0 pts
Q2 FY27 vs Q2 FY26
Net sales increased 21%, driven by higher fiber cement volumes of 7% and favorable exchange rates, as net sales in Australian dollars increased 12%. The increase in volumes was primarily attributable to strong underlying demand for our products and category share gains.
Gross margin increased 0.8 percentage points primarily due to a higher sales price due to favorable exchange rates, manufacturing efficiencies and lower input costs, partially offset by higher freight costs.
SG&A expenses increased 8%, due to unfavorable exchange rates as SG&A expenses remained flat in Australian dollars. As a percentage of sales, SG&A expenses decreased 1.4 percentage points primarily due to recording a lease exit cost in the second quarter of fiscal year 2026 which did not recur in the current corresponding period.
Operating income margin increased 2.4 percentage points to 31.0% primarily due to lower SG&A expenses as a percentage of sales and higher gross margin.

Six Months FY27 vs Six Months FY26
Net sales increased 23%, driven by higher fiber cement volumes of 9% and favorable exchange rates, as net sales in Australian dollars increased 13%. The increase in volumes was primarily attributable to strong underlying demand for our products and category share gains.
Gross margin increased 0.8 percentage points primarily due to a higher sales price due to favorable exchange rates, partially offset by higher freight costs.
SG&A expenses increased 20%, partially due to unfavorable exchange rates as SG&A expenses increased 10% in Australian dollars. As a percentage of sales, SG&A expenses decreased 0.3 percentage points primarily due to the lease exit cost in the second quarter of fiscal year 2026 discussed above and lower labor costs. This was partially offset by higher marketing and professional fees.
R&D expenses increased $1.0 million, primarily due to the allocation of certain R&D expenses which were previously unallocated to our segments prior to the second quarter of fiscal year 2026.
Operating income margin increased 1.0 percentage point to 30.8% primarily due to higher gross margin.
General Corporate costs

	Three Months Ended September 30,			Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change	2026	2025	Change
General Corporate costs	67.2	$164.6	(59%)	$126.7	$238.2	(47%)

Q2 FY27 vs Q2 FY26
General corporate costs decreased 59%, driven by lower acquisition related expenses of $118.4 million, primarily due to lower professional service fees and labor costs, including severance, retention and stock-based compensation costs associated with the AZEK acquisition. This decrease was partially offset by higher stock-based compensation costs and divestiture related costs incurred in the current quarter of $3.5 million. Higher stock compensation expense in the second quarter of fiscal year 2027 was mainly due to timing of grants and a larger stock price decrease in the prior corresponding period.
Six Months FY27 vs Six Months FY26
General corporate costs decreased 47%, driven by a $138.6 million decrease in acquisition related expenses, driven by the factors discussed in the quarter-over-quarter discussion above, partially offset by higher stock-based compensation costs and divestiture related costs incurred in the current year of $7.6 million. Higher stock compensation expense was mainly due to timing of grants and an increase in stock price for the six months ended September 30, 2026 compared to a decrease in stock price in the prior corresponding period.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars, except per share amounts)	2026	2025	2026	2025
GAAP Financial Measures:
Net income (loss) from continuing operations	$149.8	$(64.3)	$240.4	$(12.0)
Net income (loss) from continuing operations per common share - diluted	0.26	(0.11)	0.41	(0.03)
Net income (loss) from continuing operations margin	10.5%	(5.6)%	8.8%	(0.6)%
Net cash provided by operating activities			$693.7	$254.3
Net cash used in investing activities			$(172.1)	$(4,120.8)
Net cash (used in) provided by financing activities			$(513.3)	$3,848.6

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars, except per share amounts)	2026	2025	2026	2025
Non-GAAP Financial Measures:
Adjusted Net Income	$248.5	$148.4	$443.2	$272.6
Adjusted Diluted Earnings Per Share	0.42	0.25	0.76	0.54
Adjusted EBITDA	$454.7	$314.9	$847.4	$530.6
Adjusted EBITDA Margin	31.8%	27.3%	30.9%	27.7%
Free Cash Flow			$535.4	$58.4

Adjusted Net Income, Adjusted Diluted Earnings Per Share (“EPS”), Adjusted EBITDA, Adjusted EBITDA Margin and Free Cash Flow

We define Adjusted Net Income as net income from continuing operations before legacy items such as asbestos related expenses and adjustments, and AICF interest income and significant non-recurring items, such as restructuring gain or expenses, acquisition and divestiture related expenses, pre-close financing costs, non-cash gain on foreign currency forward contracts, inventory fair value adjustment, amortization of intangible assets resulting from AZEK acquisition, as well as share-based compensation expense and adjustments to tax expenses.

We define Adjusted Diluted EPS as Adjusted Net Income divided by weighted average common shares outstanding – diluted, to reflect the conversion or exercise, as applicable, of all outstanding shares of restricted stock awards, restricted stock units and options to purchase shares of our common stock.

We define Adjusted EBITDA as net income from continuing operations before interest, net, other expense (income), net, income tax expense and depreciation and amortization, and items such as asbestos related expenses and adjustments, share-based compensation expense, and significant non-recurring items, such as restructuring gain and expenses, acquisition and divestiture related expenses, and inventory fair value adjustment. Adjusted EBITDA Margin is equal to Adjusted EBITDA divided by net sales.

We believe Adjusted Net Income, Adjusted Diluted EPS, Adjusted EBITDA and Adjusted EBITDA Margin are useful to investors because they help identify underlying trends in our business that could otherwise be masked by certain expenses that can vary from company to company depending on, among other things, its financing, capital structure and the method by which its assets were acquired, and can also vary significantly from period to period. For example, management began excluding share-based compensation expense in the first quarter of our 2027 fiscal year because the amount recognized in any period is impacted by factors such as grant timing, valuation assumptions, and vesting schedules, which may vary from period to period and may not directly reflect the ongoing operating performance of the business. We believe these adjustments are helpful to investors in assessing our net income performance in a way that is similar to the way management assesses our performance. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin are common measures of operating performance in our industry, and we believe they facilitate operating comparisons. Our management also uses Adjusted EBITDA and Adjusted EBITDA Margin in conjunction with other GAAP financial measures for planning purposes, including as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance.

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

The following tables present our reconciliations of the most comparable financial measures calculated in accordance with GAAP to these non-GAAP financial measures for the periods indicated:

Adjusted Net Income and Adjusted Diluted EPS Reconciliation

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars, except per share amounts)	2026	2025	2026	2025
Net income (loss) from continuing operations	$149.8	$(64.3)	$240.4	$(12.0)
Asbestos related expenses and adjustments	1.0	0.9	—	1.9
AICF interest income	(3.3)	(2.4)	(6.6)	(5.0)
Restructuring expenses	0.8	—	6.0	—
Pre-close financing costs[1]	—	—	—	46.5
Non-cash gain on foreign currency forward contracts	(19.4)	—	(19.4)	—
Acquisition and divestiture related expenses[2]	14.9	128.9	31.5	158.3
Inventory fair value adjustment	—	47.9	—	47.9
Amortization of intangible assets resulting from AZEK acquisition	77.5	48.7	155.1	48.7
Share-based compensation expense[3]	19.0	5.6	33.3	15.8
Tax impact of adjustments[4]	8.2	(16.9)	2.9	(29.5)
Adjusted Net Income	$248.5	$148.4	$443.2	$272.6

	Three Months Ended September 30,		Six Months Ended September 30,
	Q2 FY27	Q2 FY26	2026	2025
Net income (loss) from continuing operations per common share - diluted	$0.26	$(0.11)	$0.41	$(0.03)
Asbestos related expenses and adjustments	—	—	—	—
AICF interest income	(0.01)	—	(0.01)	(0.01)
Restructuring expenses	—	—	0.01	—
Pre-close financing costs[1]	—	—	—	0.09
Non-cash gain on foreign currency forward contracts	(0.03)	—	(0.03)	—
Acquisition and divestiture related expenses[2]	0.03	0.22	0.05	0.32
Inventory fair value adjustment	—	0.08	—	0.09
Amortization of intangible assets resulting from AZEK acquisition	0.13	0.08	0.27	0.10
Share-based compensation expense[3]	0.03	0.01	0.06	0.03
Tax impact of adjustments[4]	0.01	(0.03)	—	(0.05)
Adjusted Diluted Earnings Per Share[5]	$0.42	$0.25	$0.76	$0.54
____________

1.The six months ended September 30, 2025 period includes pre-close financing interest of $34.9 million and $11.6 million non-cash loss on our interest rate swap.
2.The three months ended September 30, 2026 period includes acquisition expenses of $9.7 million and divestiture expenses of $5.2 million. The six months ended September 30, 2026 period includes acquisition expenses of $22.2 million and divestiture expenses of $9.3 million. The prior year is entirely acquisition related expenses.
3.Effective as of June 30, 2026, we revised the definition of Adjusted Net Income and Adjusted Diluted Earnings Per Share to exclude share-based compensation expense. Prior periods have been recast to reflect the change. For the three and six months ended September 30, 2026, share-based compensation expense of $0.5 million and $0.8 million, respectively, is included in acquisition and divestiture related expenses. For both the three and six months September 30, 2025 periods, share-based compensation expense of $8.5 million is included in acquisition and divestiture related expenses.
4.Includes tax adjustments related to the amortization of certain U.S. intangible assets, asbestos, share-based compensation and discrete items relating to the acquisition and divestiture costs.
5.Weighted average common shares outstanding used in computing diluted net income per common share of 585.8 million and 582.1 million for the three months ended September 30, 2026 and 2025, respectively. Weighted average common shares outstanding used in computing diluted net income per common share of 584.8 million and 508.6 million for the six months ended September 30, 2026 and 2025, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin Reconciliation

	Three Months Ended September 30,		Six Months Ended September 30,
(Millions of U.S. dollars)	Q2 FY27	Q2 FY26	2026	2025
Net income (loss) from continuing operations	$149.8	$(64.3)	$240.4	$(12.0)
Interest, net	54.8	67.1	116.1	106.1
Other (income) expense, net	(18.9)	(1.4)	(19.9)	9.7
Income tax expense	77.6	11.1	125.6	34.1
Depreciation and amortization	155.7	119.1	314.4	168.8
Acquisition and divestiture related expenses[1]	14.9	128.9	31.5	158.3
Asbestos related expenses and adjustments	1.0	0.9	—	1.9
Inventory fair value adjustment	—	47.9	—	47.9
Restructuring expenses	0.8	—	6.0	—
Share-based compensation expense[2]	19.0	5.6	33.3	15.8
Adjusted EBITDA	$454.7	$314.9	$847.4	$530.6

	Three Months Ended September 30,		Six Months Ended September 30,
	Q2 FY27	Q2 FY26	2026	2025
Net income (loss) from continuing operations margin	10.5%	(5.6)%	8.8%	(0.6)%
Interest, net	3.8%	5.8%	4.2%	5.5%
Other (income) expense, net	(1.3)%	(0.1)%	(0.7)%	0.5%
Income tax expense	5.4%	1.0%	4.6%	1.8%
Depreciation and amortization	10.9%	10.3%	11.5%	8.8%
Acquisition and divestiture related expenses[1]	1.0%	11.2%	1.1%	8.3%
Asbestos related expenses and adjustments	0.1%	0.1%	—%	0.1%
Inventory fair value adjustment	—%	4.1%	—%	2.5%
Restructuring expenses	0.1%	—%	0.2%	—%
Share-based compensation expense[2]	1.3%	0.5%	1.2%	0.8%
Adjusted EBITDA Margin	31.8%	27.3%	30.9%	27.7%
____________

1.The three months ended September 30, 2026 period includes acquisition expenses of $9.7 million and divestiture expenses of $5.2 million. The six months ended September 30, 2026 period includes acquisition expenses of $22.2 million and divestiture expenses of $9.3 million. The prior year is entirely acquisition related expenses.
2.Effective as of June 30, 2026, we revised the definition of Adjusted EBITDA and Adjusted EBITDA Margin to exclude share-based compensation expense. Prior periods have been recast to reflect the change. For the three and six months ended September 30, 2026, share-based compensation expense of $0.5 million and $0.8 million, respectively, is included in acquisition and divestiture related expenses. For both the three and six months September 30, 2025 periods, share-based compensation expense of $8.5 million is included in acquisition and divestiture related expenses.

Free Cash Flow Reconciliation
The following Free Cash Flow Reconciliation includes discontinued operations.

	Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025
Net cash provided by operating activities	$693.7	$254.3
Purchases of property, plant and equipment	(158.3)	(195.9)
Free Cash Flow	$535.4	$58.4
Net cash used in investing activities	$(172.1)	$(4,120.8)
Net cash (used in) provided by financing activities	$(513.3)	$3,848.6
Liquidity and Capital Resources
Overview
Our primary cash needs are to fund working capital, capital expenditures, debt service and acquisitions we may undertake. As of September 30, 2026, we had cash and cash equivalents on hand of $323.1 million and $993.2 million available under our Revolving Facility.
Our gross debt balance decreased from $4,567.2 million at March 31, 2026 to $4,045.3 million at September 30, 2026, primarily due to the redemption of our $400 million senior unsecured notes due 2028, and the $100 million payment on our Term A-1 Facility due 2028. Readers are referred to Note 8, “Debt” to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on our debt obligations.

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
During the first half of calendar year 2027 we expect to receive approximately $980.0 million (as of the date of the announcement), of cash proceeds related to the sale of our Fermacell business, subject to customary adjustments for net debt and working capital as of closing. Management expects these proceeds to further enhance the Company's liquidity position and expects to apply approximately $600.0 million of the proceeds toward debt repayment, with the remainder available for general corporate purposes, including share repurchases and working capital needs.
Based on our existing cash balances, together with anticipated operating cash flows and unutilized credit facilities, we anticipate we will have sufficient funds to meet our planned working capital and other expected cash requirements for the next twelve months.
Cash Flow

	Six Months Ended September 30,
(Millions of U.S. dollars)	2026	2025	Change	Change %
Net cash provided by operating activities	$693.7	$254.3	$439.4	173
Net cash used in investing activities	(172.1)	(4,120.8)	3,948.7	96
Net cash (used in) provided by financing activities	(513.3)	3,848.6	(4,361.9)	(113)
Cash Provided by Operating Activities
The $439.4 million increase in cash provided by operating activities is primarily driven by higher operating income generated by increased net sales. This increase also benefited from higher cash provided by working capital, principally reflecting favorable changes in inventories as both the Siding & Trim and Deck Rail & Accessories segments had lower inventories in the current year, compared to higher inventories in the Siding & Trim segment in the prior year.
Cash Used in Investing Activities
The $3,948.7 million decrease in cash used in investing activities is primarily due to the cash consideration for the AZEK acquisition (net of cash acquired) of $3,919.8 million in the prior year, as well as lower purchases of plant property and equipment, partially offset by the net purchase of restricted investments for Asbestos.
Cash (Used in) Provided by Financing Activities
The $4,361.9 million decrease in cash (used in) provided by financing activities is primarily due to the prior year issuance of $1,700.0 million of 2031 and 2032 Notes and $2,500.0 million of Term Loans to finance the cash portion of the AZEK acquisition. In addition, net repayments were $521.9 million in the current year compared to $301.6 million in the prior year.
AICF Funding
During fiscal year 2027, we will contribute A$128.2 million to AICF, excluding interest, in quarterly installments. The first two payments made on July 1, 2026 and October 1, 2026 totaled A$64.1 million. Readers are referred to Note 1, “Organization and Significant Accounting Policies” and Note 9,

“Asbestos” to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q for further information on asbestos.

Contingent Commitments
We have contractual commitments for purchases of certain minimum quantities of raw materials at index-based prices, marketing contracts and non-cancelable finance and operating leases, outstanding letters of credit and fixed asset purchase commitments. For a description of our contractual obligations and commitments, see Note 8, “Debt” and Note 12, “Commitments and Contingencies” to the unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Form 10-Q.
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
In August 2026, we entered into foreign currency forward contracts to hedge our exposure to fluctuations in exchange rates associated with the anticipated Euro-denominated proceeds from the sale of our Fermacell business. The forward contracts are intended to reduce the variability in the U.S. dollar value of those proceeds resulting from fluctuations in the Euro-to-U.S. dollar exchange rate.
Other than the new forward exchange contracts noted above, there have been no material changes to the information provided in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026 to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference from Note 12, “Commitments and Contingencies” in the Notes to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2026, our Board of Directors approved and authorized a new share repurchase program for an aggregate amount up to $250 million through August 20, 2027. Under the repurchase program, the Company may purchase its shares from time to time through open-market purchases, accelerated share repurchases or other methods as determined by the Company, subject to market conditions and other relevant conditions. For the three months ended September 30, 2026, no repurchases were made under this program, and $250 million remained available for repurchase as of September 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
In the U.S., we lease silica quartz mine sites near our Tacoma, Washington facility and in Nevada that are being actively mined. We have contracted with a third-party mining company to perform all mining operations at these sites, including providing the labor and equipment for the mining work and overseeing and complying with safety requirements. We also maintain leases on various properties in Texas that would permit us to mine silica quartz and we own property in California which could be mined for silica. As of September 30, 2026, we are not mining at the Texas or California sites and have no immediate plans to do so.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Name	Originally Filed as Exhibit No.	Filing[1]
2.1	Share Purchase Agreement, dated August 20, 2026, among James Hardie International Group Limited, James Hardie Holdings Limited, Holcim Westbeteiligungs GmbH and Holcim Limited	2.1	Form 8-K filed on August 20, 2026
3.1*	Memorandum and Articles of Association of James Hardie Industries plc, as amended
4.1	Indenture, dated June 17, 2025, by and among JH North America Holdings Inc., the guarantors named therein and U.S. Bank Trust Company, National Association	4.4	Form 10-K filed on May 19, 2026
4.2	Form of Rule 144A 5.875% Senior Secured Note due 2031	4.5	Form 10-K filed on May 19, 2026
4.3	Form of Rule 144A 6.125% Senior Secured Note due 2032	4.6	Form 10-K filed on May 19, 2026
4.4	Form of Regulation S 5.875% Senior Secured Note due 2031	4.7	Form 10-K filed on May 19, 2026
4.5	Form of Regulation S 6.125% Senior Secured Note due 2032	4.8	Form 10-K filed on May 19, 2026
10.1*†	Form of Adjusted ROIC Award Agreement
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included as part of the Exhibit 101 Inline XBRL Document Set)
____________
1.File Number for all filings is File No. 001-15240
*    Filed herewith
**    Furnished herewith
†    Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

JAMES HARDIE INDUSTRIES plc

Date: November 5, 2026	By:	/s/ RYAN LADA
Ryan Lada
Chief Financial Officer
(Principal Financial Officer)